Form 10-Q
period 2022-09-30
Castellum, Inc.
filed 2022-11-14
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File Number:
001-41526
CASTELLUM, INC.
(Exact Name of Registrant as Specified in Charter)

NEVADA	27-4079982
(STATE OF INCORPORATION)	(I.R.S Employer I.D.)

3 Bethesda Metro Center, Suite 700, Bethesda, MD 20814
(301) 961-4895
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTM	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days. Yes
☐
 No
☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes
☒
No
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and
"
emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes
☐
No
☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 10 , 2022
Common Stock, par value $0.0001 per share	41,539,342

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022

EXPLANATORY NOTE REGARDING REVERSE STOCK SPLIT

On October 13, 2022, Castellum, Inc. (the
“Company”, “our Company,” “we,” “our,” “us” and “Castellum”)
effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”, “Offering”, “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the NYSE American LLC (see Part II, Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds”). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Quarterly Report on Form 10-Q, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.

EXPLANATORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act”, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act”, which statements involve substantial risk and uncertainties.
These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these statements relate to future actions, prospective products and services, market acceptance, future performance or results of current and anticipated products and services, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.

Examples of forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to, our expectations regarding our business strategy, business prospects, operating results, operating expenses, working capital, liquidity, and capital expenditure requirements. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding demand for our products and services, the cost, terms, and availability of components, pricing levels, the timing and cost of capital expenditures, competitive conditions, and general economic conditions. These statements are based on our management’s expectations, beliefs, and assumptions concerning future events affecting us, which in turn are based on currently available information. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	changes in the market acceptance of our products and services;

•	overall levels of government spending, including defense spending and spending on IT services;

•	increased levels of competition;

•	changes in political, economic, or regulatory conditions generally and in the markets in which we operate;

•	adverse conditions in the industries in which our customers operate;

•	our ability to retain and attract senior management and other employees;

•	our ability to respond quickly and effectively to new technological developments;

•
our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;

•	United States government imposes sequestration in the absence of an approved budget or continuing resolution;

•	existing revenues related to small business are not replaced by other opportunities;

•	our Company fails to win prime contracts or acquire companies with prime contract vehicles; and

•	other risks, including those described in “Part II, Item 1A. Risk Factors” discussion of this Quarterly Report on Form 10-Q.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. The forward-looking statements in this Quarterly Report on Form 10-Q are based on assumptions management believes are reasonable. However, due to the uncertainties associated with forward-looking statements, you should not place undue reliance on any forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise.

In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to the “Company”, “our Company,” “we,” “our,” “us” and “Castellum” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.

RISK FACTORS SUMMARY

Investing in our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described in “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10Q.  Below are some of these risks, any one of which could materially adversely affect our business, financial condition, results of operations, and prospects:

•
We lack a long-term operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in sustained profitability;

•	We have historically suffered net losses and we may not be able to sustain profitability;

•
We rely upon a few, select key employees who are instrumental to our ability to conduct and grow our business. In the event any of those key employees would no longer be affiliated with the Company, and we did not replace them with equally capable replacements, it may have a material detrimental impact as to our ability to successfully operate our business;

•
We generate substantially all of our revenue from contracts with the United States Federal, state, and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results;

•	We operate in an industry that is highly regulated and unexpected changes to laws could have a significant adverse impact on our business;

2

•
Our business could be adversely affected by changes in spending levels or budgetary priorities of the United States Federal, state, and local governments or by the imposition by the United States government of sequestration in the absence of an approved budget or continuing resolution;

•	We face intense competition and could fail to gain market share from our competitors, which could adversely affect our business, financial condition, and results of operations;

•	We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow slower than we historically have grown; and

•
We may have difficulty raising additional capital, which could deprive us of necessary resources, and you may experience dilution or subordinate stockholder rights, preferences, and privileges as a result of our financing efforts.

P
ar
t I

I
t
em 1. Unaudited
Condensed
Consolidated Financial Statements

CASTELLUM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,853,388	$2,017,915
Accounts receivable	8,465,979	5,414,401
Contract asset	-	591,055
Prepaid expenses and other current assets	310,569	185,824

Total current assets	10,629,936	8,209,195

Fixed assets, net	190,942	145,792

NON-CURRENT ASSETS:
Deferred tax asset	-	610,033
Right of use asset - operating lease	65,503	132,690
Intangible assets, net	7,131,860	7,595,599
Goodwill	15,533,964	14,062,964

Total non-current assets	22,731,327	22,401,286

TOTAL ASSETS	$33,552,205	$30,756,273

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,644,838	$1,437,827
Accrued payroll and payroll related expenses	2,106,252	1,511,622
Contract liability	82,583	-
Due to seller	591,003	200,000
Obligation to issue common and preferred stock	125,000	25,000
Contingent consideration	-	275,000
Contingent earnout	1,121,000	257,000
Derivative liabilities	789,000	-
Revolving credit facility	300,025	-
Current portion of notes payable, net of discount	1,960,402	1,279,390
Current portion of lease liability - operating lease	47,617	111,999

Total current liabilities	8,767,720	5,097,838

NON-CURRENT LIABILITIES
Lease liability - operating lease, net of current portion	16,743	18,715
Note payable - related party, net of current portion	400,000	400,000
Convertible promissory notes - related parties, net of discount, net of current portion	696,826	2,805,184
Notes payable, net of discount, net of current portion	6,512,019	7,112,419

Total non-current liabilities	7,625,588	10,336,318

Total Liabilities	16,393,308	15,434,156

STOCKHOLDERS' EQUITY
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized;
5,875,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	588	588
Series B Preferred stock, par value $0.0001; 10,000,000 shares authorized;
3,075,000 and 3,610,000 issued and outstanding as of September 30, 2022 and
December 31, 2021, respectively	307	361
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized;
770,000 and 620,000 issued and outstanding as of September 30, 2022 and
December 31, 2021, respectively	77	62
Common stock, par value, $0.0001, 3,000,000,000 shares authorized,
24,788,132 and 19,960,632 issued and outstanding as of September 30, 2022 and
December 31, 2021, respectively	2,479	1,996
Additional paid in capital	37,546,787	26,405,126
Accumulated deficit	(20,391,341)	(11,086,016)

Total stockholders' equity	17,158,897	15,322,117

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,552,205	$30,756,273

See notes to condensed consolidated financial statements.

C
A
STELLUM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE
THREE
 AND
NINE
 MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2022	2021	2022	2021

REVENUES	$11,120,712	$7,378,094	$32,166,104	$15,587,246
COST OF REVENUES	6,474,261	4,309,439	18,698,820	8,921,153
GROSS PROFIT	4,646,451	3,068,655	13,467,284	6,666,093

OPERATING EXPENSES
Indirect costs	2,130,513	738,239	7,458,319	1,512,370
Overhead	407,804	248,540	1,167,346	431,987
General and administrative expenses	3,297,319	6,682,034	9,633,064	10,389,922
Loss from change in fair value of contingent earnout	864,000	-	864,000	-

Total operating expenses	6,699,636	7,668,813	19,122,729	12,334,279

LOSS FROM OPERATIONS BEFORE OTHER INCOME (EXPENSE)	(2,053,185)	(4,600,158)	(5,655,445)	(5,668,186)

OTHER INCOME (EXPENSE)
Realized gain on investment	-	-	-	38,851
Gain on disposal of fixed assets	-	-	303	-
Change in fair value of derivative liability	76,000	-	(97,000)	-
Interest expense, net of interest income	(978,314)	(648,175)	(2,579,915)	(1,838,032)
Total other income (expense)	(902,314)	(648,175)	(2,676,612)	(1,799,181)

LOSS FROM OPERATIONS BEFORE BENEFIT
FOR INCOME TAXES	(2,995,499)	(5,248,333)	(8,332,057)	(7,467,367)

INCOME TAX (EXPENSE) BENEFIT	(159,025)	328,735	(902,820)	890,995

NET LOSS	(3,114,524)	(4,919,598)	(9,234,877)	(6,576,372)
Less: Preferred Stock Dividends	29,911	3,320	70,447	3,320
NET LOSS TO COMMON SHAREHOLDERS	$(3,144,435)	$(4,922,918)	$(9,305,324)	$(6,579,692)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.12)	$(0.26)	$(0.39)	$(0.38)

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	25,868,849	18,679,462	23,621,551	17,414,469

See notes to condensed consolidated financial statements.

C
A
STELLUM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

									Additional
	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Total
Balance - December 31, 2020	5,875,000	$588	3,610,000	$361	-	$-	15,411,264	$1,541	$6,133,332	$-	$(3,527,296)	$2,608,526

Stock-based compensation - options	-	-	-	-	-	-	-	-	263,610	-	-	263,610
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	188,186	-	-	188,186

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(829,532)	(829,532)

Balance - March 31, 2021	5,875,000	588	3,610,000	361	-	-	15,411,264	1,541	6,585,128	-	(4,356,828)	2,230,790

Shares issued in acquisition of MFSI	-	-	-	-	-	-	1,114,023	111	1,782,326	-	-	1,782,437
Cancellation of shares in acquisition of MFSI	-	-	-	-	-	-	(250,000)	(25)	(399,975)	-	-	(400,000)
Stock-based compensation - options	-	-	-	-	-	-	-	-	407,271	-	-	407,271

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(827,242)	(827,242)

Balance - June 30, 2021	5,875,000	588	3,610,000	361	-	-	16,275,287	1,627	8,374,750	-	(5,184,070)	3,193,256

Shares issued in acquisition of Merrison	-	-	-	-	-	-	500,000	50	1,699,950	-	-	1,700,000
Shares issued in acquisition of SSI, net of transaction costs	-	-	-	-	-	-	2,600,000	260	5,149,240	-	-	5,149,500
Shares issued for cash in Series C Preferred Subscription Agreements	-	-	-	-	520,000	52	52,000	5	519,943	(100,000)	-	420,000
Stock-based compensation - options	-	-	-	-	-	-	-	-	1,600,217	-	-	1,600,217
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	2,846,416	-	-	2,846,416

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(4,922,918)	(4,922,918)

Balance - September 30, 2021	5,875,000	$588	3,610,000	$361	520,000	$52	19,427,287	$1,942	$20,190,516	$(100,000)	$(10,106,988)	$9,986,471

Balance - December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$-	$(11,086,016)	$15,322,117

Stock-based compensation - options	-	-	-	-	-	-	-	-	875,640	-	-	875,640
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation - restricted shares	-	-	-	-	-	-	-	-	30,937	-	-	30,937
Shares issued in acquisition of MFSI	-	-	-	-	-	-	-	-	-	-	-	-
Cancellation of shares in acquisition of MFSI	-	-	-	-	-	-	-	-	-	-	-	-
Shares issued for service, net of amounts prepaid	-	-	-	-	-	-	7,500	1	6,187	-	-	6,188
Shares issued in exercise of stock options	-	-	-	-	-	-	15,000	2	11,998	-	-	12,000
Shares issued for cash in Series C Preferred
Subscription Agreement	-	-	-	-	150,000	15	15,000	2	149,983	-	-	150,000

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(1,406,715)	(1,406,715)

Balance - March 31, 2022	5,875,000	588	3,610,000	361	770,000	77	19,998,132	2,001	27,479,871	-	(12,492,731)	14,990,167

Shares issued for services, net of amounts prepaid	-	-	-	-	-	-	7,500	1	11,939	-	-	11,940
Shares issued for cash, including fair value adjustment	-	-	-	-	-	-	1,250,000	125	592,875	-	-	593,000
Shares issued for commitment fees	-	-	-	-	-	-	125,000	12	59,288	-	-	59,300
Shares issued to satisfy obligation to issue common stock	-	-	-	-	-	-	132,500	13	533,737	-	-	533,750
Shares issued to acquire LSG	-	-	-	-	-	-	600,000	60	2,279,940	-	-	2,280,000
Common shares issued in conversion of Series B Preferred Stock	-	-	(535,000)	(54)	-	-	2,675,000	267	(213)	-	-	-
Stock-based compensation - options	-	-	-	-	-	-	-	-	1,117,335	-	-	1,117,335
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	1,603,219	-	-	1,603,219
Stock-based compensation - restricted shares	-	-	-	-	-	-	-	-	30,938	-	-	30,938
Gain on extinguishment of related party convertible note	-	-	-	-	-	-	-	-	2,667,903	-	-	2,667,903

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(4,754,175)	(4,754,175)

Balance - June 30, 2022	5,875,000	$588	3,075,000	$307	770,000	$77	24,788,132	$2,479	$36,376,832	$-	$(17,246,906)	$19,133,377

Stock-based compensation - options	-	-	-	-	-	-	-	-	1,139,018	-	-	1,139,018
Stock-based compensation - warrants	-	-	-	-	-	-	-	-	-	-	-	-
Stock-based compensation - restricted shares	-	-	-	-	-	-	-	-	30,937	-	-	30,937
Gain on extinguishment of related party convertible note	-	-	-	-	-	-	-	-	-	-	-	-

Net loss for the period	-	-	-	-	-	-	-	-	-	-	(3,144,435)	(3,144,435)

Balance - September 30, 2022	5,875,000	$588	3,075,000	$307	770,000	$77	24,788,132	$2,479	$37,546,787	$-	$(20,391,341)	$17,158,897

See notes to condensed consolidated financial statements.

C
A
STELLUM, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
CASH FLOW FROM OPERATING ACTIVIITES
Net loss	$(9,234,877)	$(6,576,372)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	1,520,329	1,126,047
Amortization of discounts, premium and deferred costs	1,869,152	1,342,181
Stock-based compensation	4,906,152	5,305,700
Deferred tax provision	610,033	(1,025,852)
Gain on disposal of fixed assets	(303)	-
Financing fee and bank charges for note payable and advances on revolving credit line	3,775	-
Realized gain on investment	-	(38,851)
Lease cost	833	476
Legal fees paid out of proceeds from a note payable	30,000	-
Change in fair value of contingent earnout	864,000	-
Change in fair value of derivative liability	97,000	-
Changes in assets and liabilities
Accounts receivable	(2,637,969)	144,601
Prepaid expenses and other current assets	(58,051)	(2,014)
Contract asset (liability)	673,638	(569,610)
Payment of transaction costs in acquisition of SSI	-	(50,500)
Accounts payable and accrued expenses	801,641	511,806
Net cash (used in) provided by operating activities	(554,647)	167,612

CASH FLOWS FROM INVESTING ACTIVITES
Cash received in acquisition of MFSI	-	93,240
Cash received in acquisition of Merrison, net of amounts paid	-	183,588
Cash received in acquisition of SSI, net of amounts paid	-	198,935
Cash paid in acquisition of LSG	(250,000)	-
Sale of investment	-	365,572
Purchase of fixed assets	(92,436)	(5,346)
Net cash (used in) provided by investing activities	(342,436)	835,989

CASH FLOWS FROM FINANCING ACTIVITES
Proceeds from revolving credit line	300,000	-
Proceeds from issuance of preferred and common stock	625,000	420,000
Proceeds from note s payable	1,470,000	-
Preferred stock dividend	(70,449)	(3,320)
Proceeds from exercise of stock options	12,000	-
Repayment of convertible note payable - related parties	(500,000)	(70,000)
Repayment of amounts due to seller	(160,000)	-
Repayment of line of credit, net	-	(3,460)
Repayment of note payable	(943,995)	(104,244)
Net cash provided by financing activities	732,556	238,976

NET (DECREASE) INCREASE IN CASH	(164,527)	1,242,577

CASH - BEGINNING OF PERIOD	2,017,915	2,412,382

CASH - END OF PERIOD	$1,853,388	$3,654,959

SUPPLEMENTAL DISCLOSURES
Cash paid for interest expense	$559,234	$474,414
Cash paid for income taxes	$118,885	$16,400

SUMMARY OF NON-CASH ACTIVITIES:

Debt discount on note payable applied to obligation to issue common stock	$500,000	$-
Adjustment to contingent consideration and customer relationships	$275,000	$-
Gain on extinguishment of convertible note payable - related party applied to APIC	$2,667,903	$-
Common shares issued for obligation to issue common stock	$533,750	$-
Derivative liability recognized as discount of note payable	$692,000	$-
Deferred issuance costs recognized for note payable	$59,300	$-
Fair value adjustment recognized on issuance of common stock in Securities Purchase Agreement	$93,000	$-
Common shares issued in conversion of Series B Preferred shares	$5,350	$-
Cancellation of shares offsetting acquisition of MFSI	$-	$400,000
For the non-cash activities related to the Company's acquisitions, see Note 3, "Acquisitions."

See notes to condensed consolidated financial statements.

CASTELLUM, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2022 AND 2021

NOTE 1: NATURE OF OPERATIONS

Castellum, Inc. (the “Company”) is focused on acquiring and growing technology companies in the areas of information technology, electronic warfare, information warfare and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare and other users of large data applications. The services can be delivered to legacy, customer owned networks or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within its
business network to identify potential acquisitions.

S
ince November 2019, the Company has made the following acquisitions that specialize in the areas noted above:
•	Corvus Consulting, LLC (“Corvus”),
•	Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI),
•	Merrison Technologies, LLC (“Merrison”),
•	Specialty Systems, Inc. (“SSI”),
•	the business assets of Pax River from The Albers Group (“Pax River”), and
•	Lexington Solutions Group, LLC (“LSG”).

With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805
Business Combinations
 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisitions” for greater details on the acquisitions of the Company since January 1, 2021.

On July 19, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change the par value of all common and preferred stock to be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.

On April 7, 2022, the Company filed a Certificate of Amendment for its
Series A Preferred Stock to (a) provide for an annualized dividend of $0.0125 per share to be paid monthly; (b) amend the conversion ratio for each share of Series A Preferred Stock to convert
into 2 shares of common stock instead of 20 shares of common stock; and (c) providing for the Company to have the option to repurchase the Series A Preferred Stock at any time at a price of $1 per share.

The events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2) and its variants, have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted. Our ability to access the capital markets and maintain existing operations has been little affected during the COVID-19 pandemic. Going forward any possible adverse effects on the business are uncertain given any possible limitations on available financing and how we conduct business with our customers and vendors.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The interim condensed consolidated financial statements of the Company and its subsidiaries and the accompanying notes included in this Quarterly Report are unaudited. In the opinion of management, all adjustments necessary for the fair presentation of the condensed consolidated financial statements have been included. Such adjustments are of a normal, recurring nature.

The unaudited interim condensed consolidated financial statements, and the accompanying notes, are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

The condensed consolidated financial statements include the accounts of Castellum, Inc. and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company owns
100% of the equity interests of each
of its

subsidiaries. The excess of the consideration paid over the net assets acquired in these business combinations was first attributed to identified intangible assets with the remainder being applied to goodwill. All goodwill other than that acquired in the acquisition of LSG is not deductible for tax purposes. The LSG-related goodwill is tax deductible.

On October 13, 2022, the Company completed a $3,000,000 public offering, a 1:20 reverse stock split of its common shares, and an uplisting to the NYSE American exchange. All share and per share figures related to the common stock, have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (SAB) Topic 4C.
Business Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions. The Company maintains one operating and reportable segment, which is the delivery of products and services in the areas of information technology, electronic warfare, information warfare
,
and cybersecurity in the governmental and commercial markets
.

Use of Estimates

The preparation of
condensed
consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, the acquired value of the intangible assets, impaired value of intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, fair value for consideration elements of business combinations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606,
Revenue from Contracts with Customers
.

The Company accounts for a contract with a customer that is within the scope of this Topic only when the five steps of revenue recognition under ASC 606 are met.

The five core principles will be evaluated for each service provided by the Company and is further supported by applicable guidance in ASC 606 to support the Company’s recognition of revenue.

Revenue is derived primarily from services provided to the Federal government. The Company enters into agreements with customers that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the customer. The Company also evaluates whether two or more agreements should be accounted for as one single contract.

When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract. The Company estimates variable consideration as the most likely amount to which the Company expects to be entitled limited to the extent that it is probable that a significant reversal will not occur in a subsequent period.

At contract inception, the Company determines whether the goods or services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. For most contracts, the customers require the Company to perform several tasks in providing an integrated output and, hence, each of these contracts are deemed as having only one performance obligation. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.

This evaluation requires professional judgment, and it may impact the timing and pattern of revenue recognition. If multiple performance obligations are identified, the Company generally uses the cost plus a margin approach to determine the relative standalone selling price of each performance obligation. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between when payment by the client and the transfer of promised services to the client occur will be less than one year.

The Company currently generates its revenue from three different types of contractual arrangements: cost plus fixed fee (“CPFF”), firm-fixed-price contracts (“FFP”) and time-and-materials (“T&M”) contracts. The Company generally recognizes revenue over time as control is transferred to the customer, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type and the nature of the goods or services to be provided.

For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus
 Defense Contract Audit Agency
(“
DCAA
”)
approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.

These arrangements generally qualify for the “right-to-invoice” practical expedient where revenue is recognized in proportion to billable consideration. FFP Level-Of-Effort contracts are substantially similar to T&M contracts except that the Company is required to deliver a specified level of effort over a stated period. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

Revenue generated by Contract Support Service contracts is recognized over time as services are provided, based on the transfer of control. Revenue generated by FFP contracts is recognized over time as performance obligations are satisfied. Most contracts do not contain variable consideration and contract modifications are generally minimal. For these reasons, there is not a significant impact of electing these transition practical expedients.

Revenue generated from contracts with Federal, state, and local governments, from these contracts is recorded over time, rather than at a point in time. Under the Contract Support Services contracts, the Company performs software design work as it is assigned by the customer, and bills the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts require judgment to allocate the transaction price to the performance obligations. Contracts may have terms up to five years.

Contract accounting requires judgment relative to assessing risks and estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known.

The Company accounts for contract costs in accordance with ASC Topic 340-40,
Contracts with Customers
. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.

The following table disaggregates the Company’s revenue by contract type for the nine months ended September 30:

	2022	2021
Revenue:
Time and material	$17,924,100	$10,860,224
Firm fixed price	3,607,597	2,820,041
Cost plus fixed fee	10,634,407	1,837,869
Other	-	69,112
Total	$32,166,104	$15,587,246

Derivative Financial Instruments

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of certain of the convertible instruments are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Valuations derived from various models are subject to ongoing internal and external verification and review. The model used incorporates market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

With the issuance of the July 2017 FASB ASU 2017-11,
“Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),”
which addresses the complexity of accounting for certain financial instruments.

Under current GAAP, an equity-linked financial instrument that otherwise is not required to be classified as a liability under the guidance Topic 480 is evaluated under the guidance in Topic 815, “
Derivatives and Hedging
,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting.

Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative). This results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with embedded features in Subtopic 815-40, “
Derivatives and Hedging—Contracts in Entity’s Own Equity
,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.

Accounting for
Income Taxes

Income taxes are accounted for under the asset and liability method.  We estimate our income taxes in each of the jurisdictions where the Company operates. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies.

We are subject to income taxes in the federal and state tax jurisdictions based upon our business operations in those jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized upon ultimate settlement with the related tax authority. Management evaluates its tax positions on a quarterly basis.

The Company files income tax returns in the US Federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities, generally for three years after they were filed.

Share-Based Compensation

The Company follows ASC 718
Compensation – Stock Compensation
and has adopted ASU 2017-09
Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting
. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants.

The Company adopted ASU 2016-09
Improvements to Employee Share-Based Payment Accounting
. Cash paid when shares are directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows.

Fair Value of Financial Instruments

ASC 825
Financial Instruments
 requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, approximate fair value because of the short-term maturity of those instruments. The fair value of debt reflects the price at which the debt instrument would transact between market participants, in an orderly transaction at the measurement date. The fair value of the equity consideration from business combinations is measured using the price of our common stock at the measurement date, along with applying an appropriate discount for lack of marketability. For contingent liabilities from business combinations, the fair value is measured on the acquisition date using an option pricing model. The Company does not utilize derivative instruments for hedging purposes.

Earnings (Loss) Per Share of Common Stock

Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding
, as well as a warrant to purchase 1,080,717 shares of common stock for a total aggregate exercise price of $1 granted in connection with the $5,600,000 note payable maturing September 30, 2024, as the cash consideration for the holder/grantee to receive common shares was determined to be nonsubstantive
. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and all other warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations. The Company subtracts dividends on preferred stock when calculating earnings (loss) per share.

Recent Accounting Pronouncements

The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures.

NOTE 3: ACQUISITIONS

The Company has completed the following acquisitions to achieve its business purposes as discussed in Note 1. As the acquisitions made by the Company in 2021 and 2022 were of the common stock or membership interests of the companies, certain assets in some of the acquisitions (intangible assets and goodwill) are not considered deductible for tax purposes.

MFSI

The Company entered into a definitive merger agreement with MFSI, effective as of January 1, 2021. This acquisition closed on February 11, 2021. This acquisition was accounted for as a business combination whereby MFSI became a 100% owned subsidiary of the Company. The following represents the assets and liabilities acquired in this acquisition:

Cash	$93,240
Accounts receivable	33,540
Unbilled receivable	45,316
Other assets	329,509
Right of use asset – operating lease	14,862
Customer relationships	348,000
Non-compete agreement	4,000
Goodwill	685,072
Deferred tax liability	(97,419)
Line of credit	(12,249)
Lease liability – operating lease	(13,862)
Accounts payable and accrued expenses	(47,572)
Net assets acquired	$1,382,437

The consideration paid for the acquisition of MFSI was as follows:
Common stock	$1,382,437

The MFSI acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the MFSI acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for MFSI, we have engaged a third-party independent valuation specialist. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of January 1, 2021. The Company had a valuation prepared by an independent consultant. Upon the finalization of the valuation of MFSI, the Company reclassified $352,000 from goodwill into other intangible assets. There were no transactions costs that were material to this transaction.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The Company had reclassified a portion of the goodwill upon the finalization of an independent valuation report during the year ended December 31, 2021.

Merrison

The Company entered into a definitive merger agreement with Merrison, effective as of August 5, 2021. This acquisition was accounted for as a business combination whereby Merrison became a 100% owned subsidiary of the Company. The following represents the assets and liabilities acquired in this acquisition:

Cash	$183,588
Accounts receivable and unbilled receivables	391,049
Customer relationships	322,000
Non-compete agreements	7,000
Trademarks	164,000
Backlog	115,000
Goodwill	780,730
Deferred tax liability	(243,730)
Accounts payable and accrued expenses	(102,354)
Net assets acquired	$1,617,283

The consideration paid for the acquisition of Merrison was as follows:

Common stock	$1,595,000
Cash	22,283
$1,617,283

The Merrison acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the Merrison acquisition, and historical and current market data.

The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Merrison, we have engaged a third-party independent valuation specialist. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of August 5, 2021. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuations and useful lives for the intangible assets acquired; (ii) finalization of the valuation of accounts payable and accrued expenses; and (iii) finalization of the fair value of non-cash consideration. Upon finalization of the valuation, the Company allocated $608,000 from goodwill to other intangible assets. There was a $105,000 adjustment in total purchase consideration upon finalization of the valuations that was applied to goodwill. There were no transaction costs that were material to this transaction.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The Company had reclassified a portion of the goodwill upon the finalization of an independent valuation report during the year ended December 31, 2021. There have been no additional adjustments in the nine months ended September 30, 2022.

SSI

The Company entered into a definitive merger agreement with SSI, effective as of August 12, 2021. This acquisition was accounted for as a business combination whereby SSI became a 100% owned subsidiary of the Company. The following represents the assets and liabilities acquired in this acquisition:

Cash	$998,935
Accounts receivable and unbilled receivables	2,222,004
Prepaid expenses	147,600
Other asset	6,750
Furniture and equipment	148,931
Right of use asset – operating lease	169,063
Customer relationships	3,102,000
Non-compete agreements	65,000
Trademarks	367,000
Backlog	50,000
Goodwill	8,461,150
Deferred tax liability	(880,150)
Lease liability – operating lease	(167,333)
Contract liability	(226,591)
Accounts payable and accrued expenses	(1,134,509)
Net assets acquired	$13,329,850

Total consideration
for the acquisition of SSI was as follows:

Common stock	$7,872,850
Seller note	400,000
Cash	800,000
Contingent earnout	257,000
Lender financing	4,000,000
$13,329,850

The SSI acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the SSI acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for SSI, we have engaged a third-party independent valuation specialist.

The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of August 12, 2021. The preliminary allocation of the purchase price is based on the best information available and is pending, amongst other things: (i) the finalization of the valuations and useful lives for the intangible assets acquired; (ii) finalization of the valuation of accounts payable and accrued expenses; and (iii) finalization of the fair value of non-cash consideration as well as any earnout to be paid out in cash if achieved by the Company per the merger agreement. Upon finalization of the valuation, the Company allocated $3,584,000 from goodwill to other intangible assets. The Company paid $50,500 in transaction costs of SSI. There was a $2,608,661 adjustment in total purchase consideration upon finalization of the valuations that was applied to goodwill.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The Company had reclassified a portion of the goodwill upon the finalization of an independent valuation report during the year ended December 31, 2021. There have been no additional adjustments in the nine months ended September 30, 2022.

Pax River

The Company entered into an acquisition agreement with The Albers Group, LLC, on October 22, 2021 which closed November 16, 2021 for certain assets represented by the Pax River business. This acquisition was accounted for as an asset purchase by the Company. The following represents the assets acquired in this acquisition:

Customer relationships (contracts) (a)	$2,400,000
Net assets acquired	$2,400,000

The consideration paid for the acquisition of The Albers Group assets was as follows:

Common stock	$1,925,000
Contingent consideration represented by obligation to issue shares (a)	275,000
Cash (included in amounts due to seller as of December 31, 2021) (b)	200,000
$2,400,000

(a)
It was determined that on March 31, 2022, that the requirements under section 1.5(b) of the acquisition agreement had not been achieved, and as a result the contingent consideration to issue the additional
68,750
common shares valued at $275,000 would not be issued. The Company adjusted the customer relationships by the $275,000 down to $2,125,000.

(b)	As of September 30, 2022, $160,000 was paid to the seller and the balance owed as of September 30, 2022 is $40,000.

Lexington Solutions Group
 (“LSG”)

On April 15, 2022, the Company entered into Amendment No. 1 to Business Acquisition Agreement (“LSG Business Acquisition Agreement”) with LSG to acquire the assets of LSG. This LSG Business Acquisition Agreement superseded the Business Acquisition Agreement originally entered into on February 11, 2022. Under the terms of the LSG Business Acquisition Agreement, the Company acquired assets and assumed liabilities of LSG for consideration as follows: (a) 625,000 shares of common stock (600,000 shares paid at closing (issued on May 4, 2022) and 25,000 shares to be held and due within three business days of payment of the second tranche of cash described below); and (b) cash payments as follows: $250,000 due at closing (“initial cash payment”); $250,000 plus or minus any applicable post-closing adjustments paid on the date that is six months after the closing date (“second tranche”)

(paid in October 2022);
 and $280,000 that is due no later than December 31, 2022.

The following represents the assets and liabilities acquired in this acquisition:

Receivable from Seller	$413,609
Due from Employee/Travel Advance	5,000
Miscellaneous license	2,394
Customer relationships	785,000
Non-compete agreements	10,000
Backlog	489,000
Goodwill	1,471,000
Net assets acquired	$3,176,003

The consideration paid for the acquisition of LSG was as follows:

Common stock (600,000 shares issued May 4, 2022)	$2,280,000
Holdback shares (25,000 shares due six months after the closing date) (in obligation to issue common stock)	95,000
Cash	250,000
Due to seller (cash)	551,003
$3,176,003

The LSG acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the LSG acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for LSG, we have engaged a third-party independent valuation specialist.

The Company had received a valuation from
its
specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of April 15, 2022. The allocation of the purchase price is based on the best information available. The Company paid $44,752 in transaction costs of LSG.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There have been no adjustments in the nine months ended September 30, 2022.

For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.

The following table shows unaudited pro-forma results for the nine months ended September 30, 2022 and 2021, as if the acquisitions of Merrison, SSI, and LSG had occurred on January 1, 2021. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the nine months ended September 30, 2022
Revenues	$33,685,580
Net loss	$(7,843,711)
Net loss per share - basic	$(0.33)

For the nine months ended September 30, 2021
Revenues	$20,333,508
Net loss	$(127,660)
Net loss per share - basic	$(0.00)

NOTE 4: FIXED ASSETS

Fixed assets consisted of the following as of September 30, 2022 (unaudited) and December 31, 2021:

	September 30, 2022 (unaudited)	December 31, 2021
Equipment	$96,986	$60,148
Furniture	32,574	32,574
Software	44,746	-
Leasehold improvements	83,266	75,265
Total fixed assets	257,572	167,987
Accumulated depreciation	(66,630)	(22,195)
Fixed assets, net	$190,942	$145,792

Depreciation expense for the nine months ended September 30, 2022, and 2021 was $47,589 and $7,329, respectively.

NOTE 5: INTANGIBLE ASSETS AND GOODWILL

Intangible assets consisted of the following as of September 30, 2022 (unaudited) and December 31, 2021:
		September 30, 2022 (unaudited)	December 31, 2021
Customer relationships	4.5– 15 years	$9,535,000	$9,025,000
Trade name	4.5 years	266,000	266,000
Trademark	10-15 years	533,863	533,863
Backlog	2-5 years	1,436,000	947,000
Non-compete agreement	3-5 years	684,000	674,000
		12,454,863	11,445,863
Accumulated amortization		(5,323,003)	(3,850,264)
Intangible assets, net		$7,131,860	$7,595,599

The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, and LSG. Amortization expense for the nine months ended September 30, 2022 and 2021, was $1,472,740 and $1,123,590, respectively, and the intangible assets are being amortized based on the estimated future lives as noted above. On March 31, 2022, $275,000 of customer relationships was adjusted for the contingent consideration that is no longer required to be paid for the acquisition related to The Albers Group.

Future amortization of the intangible assets for the next five years as of September 30 are as follows:

September 30, 2023	$1,969,588
September 30, 2024	1,653,245
September 30, 2025	985,482
September 30, 2026	721,751
September 30, 2027	526,950
Thereafter	1,274,844
Total	$7,131,860

The activity of goodwill for the nine months ended September 30, 2022 (unaudited) and year ended December 31, 2021, is as follows:
	2022	2021
Balance – beginning of period	$14,062,964	$4,136,011
Additions	1,471,000	9,926,953
Disposals	-	-
Impairment	-	-
	$15,533,964	$14,062,964

When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. The additions of goodwill in the respective periods relate to the acquisitions made by the Company. The Company has not disposed of any entities, nor has the Company recognized impairment on the goodwill in these periods.

NOTE 6: CONVERTIBLE PROMISSORY NOTES – RELATED PARTIES

The Company entered into convertible promissory notes – related parties as follows as of September 30, 2022 (unaudited) and December 31, 2021:
	September 30, 2022 (unaudited)	December 31, 2021
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (extinguished on April 4, 2022 for new note) (a)	$-	4,209,617
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022)	3,709,617	-

Total Convertible Notes Payable – Related Parties	$3,709,617	$4,209,617
Add: Premiums recorded on convertible note due to fair value adjustment at date of acquisition of Corvus	-	2,569
Less: BCF Discount	(3,012,791)	(1,407,002)
	$696,826	$2,805,184

Interest expense which includes amortization of discount and premium for the nine months ended September 30, 2022 and 2021 was $1,205,123 and $1,218,979, respectively. Accrued interest on the notes payable at September 30, 2022 is $110,749. The amount of the BCF discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.

(a)
On February 1, 2021, the two promissory notes with The Buckhout Charitable Remainder Trust (Laurie Buckhout – Trustee), were combined into one new note in the principal balance of $4,279,617, that has a new maturity date of February 1, 2024. The interest rate remains at 5% per annum, and the note now includes monthly principal payments of $10,000. The conversion terms have remained at $0.26 per share. It was determined that under ASC 470, the debt amendment was considered a modification. Then again on August 12, 2021, the convertible note was amended to remove the principal payments and extend the debt further to September 30, 2024. It was determined that under ASC 470, the debt amendment was considered an extinguishment. The result of the extinguishment netted a gain of $2,667,903 that was recorded as additional paid in capital as the transaction was with a related party.

On April 4, 2022, the Company entered into a letter agreement with The Buckhout Charitable Remainder Trust (Laurie Buckhout – Trustee) whereby the Company made a partial repayment of $500,000 (“First Payment”) to reduce the note from $4,209,617 to $3,709,617.

The

Company
originally intended
to make a second payment (“Second Payment”) of $2,709,617 at the time of an anticipated secondary offering, initially
expected to occur on or about August 1, 2022, subject to extensions through October 31, 2022.
However, given the timing of our secondary offering, the Second Payment did not occur during the third quarter of 2022 and the Company negotiated an extension to October 31,

2022.

The Company shall accrue interest commencing March 1, 2022, however, no payment of interest is due through October 31, 2022. The First Payment of $500,000 was paid from proceeds from Crom Cortana Fund, LLC (“Crom”) as part of a unit agreement under the Securities Purchase Agreement (“SPA”) entered into with Crom on April 4, 2022.

Refer to subsequent events in Note 17 under Part 1, Item 1, Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for additional payment details.

The Company entered into an Amended and Restated Convertible Promissory Note (issued on April 4, 2022) (“Amendment #2 – BCT”) which summarizes the terms of the letter agreement. As the amendment resulted in an accounting extinguishment, the remaining note balance along with all unamortized discounts and premiums associated with the note were extinguished with the resulting gain being reflected in additional paid in capital as this is a related party transaction. The Company recorded the Amendment #2 – BCT and the discount on April 4, 2022, and amortizing the discount through the life of the note based on the effective interest method.

The entire convertible promissory note – related parties balance is reflected in long-term liabilities
.

NOTE 7: NOTES PAYABLE

The Company entered into notes payable as follows as of September 30, 2022 (unaudited) and December 31, 2021:

	September 30, 2022 (unaudited)	December 31, 2021
Note payable at 7% originally due November 2023, now maturing September 30, 2024 (a)	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	500,000	-
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (c)	1,050,000	-
Term note payable , at prime plus 3% interest , applied on a deferred basis (7.75% at September 30, 2022 and 6.25% at December 31, 2021) maturing August 11, 2024	2,644,280	3,588,374
		0
Total Notes Payable	9,794,380	9,188,374
Less: Debt Discount	(1,321,959)	(796,565)
	$8,472,421	$8,391,809

(a)	on August 12, 2021, the note payable was amended to extend the debt to September 30, 2024. It was determined that under ASC 470, the debt amendment was considered a modification.

(b)	on February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company. The shares were issued in April 2022.

(c)
on April 4, 2022, the Company entered into
a Securities Purchase Agreement (“SPA”)
with Crom. The SPA includes (a) a Convertible
Promissory
Note dated April 4, 2022 in the amount of $1,050,000 at 7% interest per annum. This note matures April 4, 2023 (one-year) and is convertible at a conversion price of $1.60 per share; (b) the issuance of 656,250 warrants that mature April 4, 2027, with an exercise price of $1.84 per share; and (c) the issuance of 1,250,000 common shares at $0.40 per share ($500,000), the proceeds of which were paid to The Buckhout Charitable Remainder Trust for the First Payment. In addition, Crom was issued 125,000 common shares as further inducement to enter into the SPA. The Company analyzed the debt instrument with Crom, under ASC 815-10, and determined that the conversion option should be separated from the host debt instrument (i.e., bifurcated) and classified as a derivative liability, along with the value of the warrants as a derivative liability at the inception date of April 4, 2022. The fair value of the derivative liabilities at inception were reflected as a discount on the note, along with an original issue discount of $50,000, and the discount of $93,000 on the 1,250,000 shares of common stock issued to Crom that had a fair value of $593,000 which exceeded the $500,000 paid by Crom that will be amortized over the life of the note (one year). The derivative liability is marked to market each reporting period, and the Company recognized a loss on the change in fair value of the derivative liabilities of $173,000 from April 4, 2022 to September 30, 2022.

Interest expense which includes amortization of discount for the nine months ended September 30, 2022 and 2021 was $1,325,885 and $608,706, respectively. Accrued interest on the notes payable as of September 30, 2022 is $27,525.

The note payable repayment schedule, net of discounts for the next three years as of September 30 is as follows:

September 30, 2023	$1,960,121
September 30, 2024	6,512,300
Total	$8,472,421

NOTE 8: NOTE PAYABLE – RELATED PARTY

The Company entered into a note payable with a related party in August 2021 with balances as of September 30, 2022 (unaudited) and December 31, 2021, as follows:

	September 30, 2022 (unaudited)	December 31, 2021
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000

Interest expense for the nine months ended September 30, 2022 and 2021 was $14,959 and $2,685, respectively. The entire note payable – related party balance is reflected in long-term liabilities.

NOTE 9: REVOLVING CREDIT FACILITY

On April 4, 2022, the Company secured a $950,000
revolving credit facility
with Live Oak Bank
 (“Revolving Credit Facility”)
. The
Revolving Credit Facility
matures on March 28, 2029, and draws on
it
are charged interest at the rate of
 prime plus
2.75% per annum. Interest is payable monthly. On April 12, 2022, the Company was advanced $300,025 under the Revolving Credit Facility
. The Company incurred $19,351 in interest in the nine months ended September 30, 2022, of which $11,971 is accrued for as of September 30, 2022.

NOTE 10: DUE TO SELLER

In
connection with
the acquisition of assets in The Albers Group, LLC transaction, the Company is obligated to pay $200,000. This amount will be paid over a ten-month period which commenced February 2022. The $200,000 is non-interest bearing and is reflected as a current liability on the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 under “Due to
S
eller
.
”

As of September 30, 2022 (unaudited) and December 31, 2021, the balance due for this obligation was $40,000 and $200,000, respectively.

As stated in Note 3,
 in connection with
the acquisition of
LSG, the Company is obligated to pay $551,003. This amount will be paid in two tranches over a ten (10) month period, with the first tranche of $271,003 paid six (6) months after the closing date and the second tranche of $280,000 paid ten (10) months after the closing date. The payment of $271,003 consists of a $250,000 payment plus a $21,003 closing adjustment. The $551,003 is non-interest bearing and is reflected as a current liability on the Condensed Consolidated Balance Sheets as of September 30, 2022. As of September 30, 2022 (unaudited), the balance due for this obligation was $551,003
,

and $271,003 was paid in October 2022.

NOTE 11: STOCKHOLDERS’ EQUITY (DEFICIT)

On July 19, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change the par value of all common and preferred stock to all be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.

Preferred Stock

The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock and as of July 16, 2021
,
designated a Series C Preferred Stock.

Series A Preferred Stock

The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of September 30, 2022 and December 31, 2021, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, respectively. The 5,875,000 shares were issued to former officers of the Company in settlement of debt.

On April 7, 2022, the Company amended the Certificate of Designation for its
Series A Preferred Stock to (a) provide for an annualized dividend of $0.0125 per share to be paid monthly; (b) amend the conversion ratio for each share of Series A Preferred
Stock to convert
into 2 shares of common stock
instead of
20 shares of common stock; and (c)
provide
for the Company to have the option to repurchase the Series A Preferred Stock at any time at a price of $1 per share.
In connection with
the Amendment to the Certificate of Designation, the former officers entered into a letter agreement dated April 4, 2022 with Crom and the Company for Crom to purchase 1,750,000 shares of Common Stock from the former officers
for $455,000,
the proceeds of which were
paid direct
ly
to the former officers. The letter agreement also provided for the former officers to sell certain amounts of the common stock they own through the date of the public
offering.
20

For the nine months ended September 30, 2022, the Company recognized $36,719 in Series A dividends, of which
$30,569 has
been paid as of September 30, 2022.

Series B Preferred Stock

The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of September 30, 2022 and December 31, 2021, the Company has 3,075,000 and 3,610,000 shares of Series B Preferred Stock issued and outstanding, respectively. The 3,610,000 shares were issued to directors of the Company and a third party in June 2019. Each share of Series B Preferred Stock converts into 5 shares of common stock and has 10,000 votes per preferred share.

In the nine months ended September 30, 2022, there were 535,000 shares of Series B Preferred Stock converted into 2,675,000 common shares.

Series C Preferred Stock

The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001 (effective July 19, 2021).

In the nine months ended September 30, 2022, the Company raised $150,000 for 150,000 shares of Series C Preferred Stock along with 15,000 common shares. In the year ended December 31, 2021, the Company raised $620,000 for 620,000 shares of Series C Preferred Stock along with 62,000 common shares.

Each share of the Series C Preferred Stock is convertible into 0.625 common shares, and the Series C Preferred Stock pays a $.06 dividend per
Series C Preferred share
. The dividend commenced accruing when the Series C Preferred Shares were fully designated and issued.

For the nine months ended September 30, 2022, the Company has preferred stock dividends recognized of $33,825 of which all have been paid
as of September 30, 2022.
The holders of the Series C Preferred Stock under their subscription agreements were issued 0.1 of a share of common stock for each share of preferred stock which they purchased. As a result, the Company issued
77,000 common shares for the 770,000 Series C Preferred shares purchased.

Common Stock

The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 24,788,132 and 19,960,632 shares issued and outstanding as of September 30, 2022 (unaudited) and December 31, 2021, respectively.

The Company issued the following common shares in the nine
months ended September 30, 2022:

The Company issued 15,000 shares of common stock in accordance with the Series C Preferred Stock subscription agreements.

The Company issued 15,000 shares of common stock in the exercise of stock options.

The Company issued 7,500 shares of common stock that vest over twelve months to an advisory board member.

The Company issued 2,675,000 shares of common stock in conversion of 535,000 Series B Preferred shares.

The Company issued 125,000 shares of common stock to Crom for entering into the
SPA. The
Company expensed this as a financing fee and include the amount in interest expense in the condensed consolidated statements of operations for the nine months ended September 30, 2022; and 125,000 shares of common stock for entering into the Eisiminger note.

The Company issued 1,250,000 shares of common stock to Crom for $500,000 cash.

The Company issued 600,000 shares of common stock as described in Note 3, “Acquisitions” to the selling shareholder of LSG.

The Company issued 15,000 shares of common stock for services to vendors
.

The Company issued the following common shares in the year ended December 31, 2021:

The Company issued 1,114,023 common shares in the acquisition of MFSI which were issued April 29, 2021 and June 15, 2021. In addition, upon the issuance of these shares the Company has cancelled 250,000 shares on May 12, 2021 that were previously issued to MFSI and returned those shares to treasury, with a reduction to equity of $400,000.

On August 6, 2021, the Company issued 500,000 shares in the acquisition of Merrison, and on August 25, 2021, the Company issued 2,600,000 shares in the acquisition of SSI. The Company issued 32,095 additional shares in October 2021 for payment of the working capital surplus delivered to the Company in the SSI acquisition.

In September through December 2021, the Company issued 62,000 shares of common stock in accordance with the Series C Preferred Stock subscription agreements.

In November 2021, the Company issued 481,250 shares of common stock in the SSI acquisition of certain assets of The Albers Group LLC.

In December 2021, 10,000 shares of common stock were issued in the exercise of stock options for $8,000.

Warrants

The following represents a summary of warrants for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,161,568	$1.60	1,090,717	$0.00
Granted	1,017,268	2.60	2,070,851	2.40
Exercised Cashless	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Ending balance	4,178,836	$1.79	3,161,568	$1.60

Warrants exercisable	4,178,836		3,161,568
Intrinsic value of warrants	$10,468,925		$5,706,473
Weighted Average Remaining Contractual Life (Years)	5.26

During the nine months ended September 30, 2022, the Company granted 361,017 warrants to two of its officers at $3.80 per share that expire May 2, 2029 valued at $1,603,219 as well as 656,250 warrants with a
n exercise
 price of $1.84 that expire April 4, 2027 to Crom as part of the SPA with them dated April 4, 2022, and during the nine months ended September 30, 2021, the Company granted 130,000 warrants to two of its officers at $1.60 per share that expire January 20, 2028 valued at $188,186. The warrants were issued as part of a bonus achieved under the respective employment agreements for two of the officers of the Company. On August 20, 2021, the Company granted
 320,000 (
160,000
each)
warrants to two of its officers at $3.40 per share that expire August 20, 2028 valued at

$775,792 (
$387,896 each
)
, and on August 20, 2021, the Company granted to the same two officers

1,450,850 (
725,425
each)
warrants at $2.00 per share that expire August 20, 2028 valued at
$2,070,624 (
$1,035,312 each). These were warrants granted pursuant to

the terms of
their employment agreements as a bonus for the acquisition of both Merrison and SSI.

All of the warrants have been fully expensed through September 30, 2022.

Options

The Company on November 9, 2021, approved the Stock Incentive Plan, that authorizes the Company to grant up to 2,500,000 shares. Prior to this date, the granting of options was not done in accordance with a stock option plan.
 As of September, 30, 2022 no stock options have been granted under the Stock Incentive Plan.

The following represents a summary of options for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	Nine Months Ended September 30, 2022		Year Ended December 31, 2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	4,594,688	$2.094	1,856,250	$0.80
Granted	2,535,000	3.60	4,087,500	2.40
Exercised	(15,000)	(0.80)	(10,000)	(0.80)
Forfeited	(289,688)	(0.60)	(1,339,062)	(0.60)
Expired	-	-	-	-
Ending balance	6,825,000	$0.1368	4,594,688	$2.094

Vested options	1,610,506		1,410,938
Nonvested options	5,214,494		3,183,750
Intrinsic value of options	$12,876,650		$6,140,313
Weighted Average Remaining Contractual Life (Years)	6.14		6.21

Stock based compensation expense for the nine months ended September 30, 2022 and 2021 was $3,131,993 and $2,271,097, respectively, which is comprised of $2,733,718
 a
nd $929,384 in service-based grants and $398,275 and $1,341,713 in performance-based grants, for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, there remains unrecognized stock-based compensation expense related to these grants of $15,647,325 comprising of $11,894,583 in service-based grants and $3,752,742 in performance-based grants, respectively.
The vesting of these grants run through December 2026.
The Company uses the Black-Scholes method for valuing the expense related to the grants. See below for the criteria used for each of the respective periods.

For the Nine

Months Ended September 30, 2022

In January 2022, the Company granted a total of 725,000 stock options to four individuals as follows: (a) 50,000 service based options vest over 12 months at a strike price of $3.40 per share for a period of 7 years (expire December 31, 2028); (b) 25,000 service based options vest immediately at a strike price of $3.40 per share for a period of 7 years (expire December 31, 2028); (c) 150,000 options (75,000 service based options that vest over four years
; and 75,000 performance based options that vest upon the successful implementation of an ERP) at a strike price of $3.40 per share for a period of 7 years (expire December 31, 2028); and (d) 500,000 options (250,000 service based options that vest over 42 months; and 250,000 performance based options that vest upon Corvus achieving an annualized run rate of $18,000,000 and net income of 7%) at a strike price of $3.40 per share for a period of 7 years (expire December 31, 2028).

On February 15, 2022, 15,000 stock options were exercised for $12,000.

In April 2022, the Company granted a total of 1,810,000 stock options to two individuals as follows: (a) 10,000 stock options at a strike price of $3.40 for a period of 7 years (expire March 31, 2029) to a consultant that vested upon the completion of the services he provided in completion of the year end audit; and (b) 1,800,000 stock options to our Chief Financial Officer at a strike price of $3.80 for a period of 7 years (expire April 24, 2029).

For the Nine Months Ended September 30, 2021

In January 2021, the Company granted 150,000 stock options to advisors (125,000) and an employee (25,000), that are service-based options that vest over a one-year period. The options have a strike price of $1.60 per share and expire seven years from the grant date (December 31, 2027).

In February 2021, the Company granted an advisor 50,000 stock options that are service-based options that vest immediately. The options have a strike price of $1.00 per share and expire seven years from the grant date (February 20, 2028).

In March 2021, the Company granted an advisor 50,000 stock options that are service-based options that vest over a one-year period. The options have a strike price of $1.80 per share and expire seven years from the grant date (March 11, 2028).

In April 2021, the Company granted an advisor 150,000 stock options that are that are half time-based and half performance-based options at a strike price of $1.80 per share. These options expire in seven years on March 31, 2028.

In July 2021, the Company granted the Chief Growth Officer 1,500,000 stock options that are half time based and half performance-based options at a strike price of $1.60 per share under his
e
mployment
a
greement. These options expire in seven years on June 30, 2028. The breakout of the 1,500,000 stock options are as follows: 750,000 are considered time based grants over a vesting period of four years; and 750,000 are performance based grants as follows: (a) 250,000 upon the closing of an acquisition in the Navy division of a company with annualized revenue of $12 million or greater; (b) 250,000 upon the Navy division achieving $25 million in revenue and $2.5 million in EBITDA in any 12 month period; and (c) 250,000 upon the overall Company achieving $100 million in revenue run rate based on quarterly performance (i.e. $25 million in any calendar quarter).

In August 2021, the Company granted 12,500 options at a
n

exercise
price of $3.40 per share to a consultant of MFSI for services performed. These options vested immediately, and mature August 31, 2028.

In September 2021, the Company granted to the former owner of Merrison, 150,000 stock options (effective August 6, 2021) that are half time based and half
performance-based options at
an exercise
 price of $3.40 per share under his
e
mployment
a
greement. These options expire in seven years on August 6, 2028. The breakout of the options are as follows: 75,000 are considered time-based grants over a three-year period, and 75,000 are performance-based grants as follows: (a) 25,000 upon the Company growing revenue and EBITDA at 15% per year; (b) 25,000 by maintaining net margin of at least 15%; and (c) 25,000 if he fills any open employee requisition within 45 calendar days of open position.

In September 2021, the Company granted 900,000 stock options (effective August 12, 2021) to three key employees of SSI that are half time
-
based and half performance
-
based. The time-based options vest over 48 months, and each of the three employees has specific criteria based on their positions. These options expire August 10, 2028.

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each option/warrant is estimated using the Black-Scholes valuation model. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Expected term	7 years	7 years
Expected volatility	114 – 126%	135 – 177%
Expected dividend yield	-	-
Risk-free interest rate	2.00 – 2.85%	0.10%

NOTE 12:
Fair Value

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. GAAP sets forth a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels are as follows:

Level 1 – defined as observable inputs, such as quoted market prices in active markets.

Level 2 – defined as inputs other than quoted prices in active markets that are either directly or indirectly observable.

Level 3 – defined as unobservable inputs in which little or no market data exists, therefore, requiring an entity to develop its own assumptions.

Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and cash equivalents, accounts receivable, accounts payable, contingent consideration and derivative liabilities. The estimated fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying value.

The Company issued common stock, a convertible note and warrants in a SPA with Crom (“Derivative Instruments”). The Company evaluated the conversion option in the convertible note and the warrants to determine proper accounting treatment and determined them to be Derivative Instruments. The Derivative Instruments identified have been accounted for utilizing ASC 815
“Derivatives and Hedging.”
 The Company has incurred a liability for the estimated fair value of Derivative Instruments. The estimated fair value of the Derivative Instruments has been calculated using binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The contingent earnout included in total consideration for the SSI acquisition, included in current liabilities on the Condensed Consolidated Balance Sheets, is measured at fair value on a recurring basis using the present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA to estimate expected value. Changes in fair value of the contingent earnout are recorded as gains or losses on revaluation in other income (expense) on the Condensed Consolidated Statements of Operations.

The Company determined that the significant inputs used to value the derivative liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its derivative liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at September 30, 2022
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$-	$-	$789,000	$789,000
Contingent Earnout	$-	$-	$1,121,000	$1,121,000
Total	$-	$-	$1,910,000	$1,910,000

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$-	$-	$-	$-
Contingent Earnout	$-	$-	$257,000	$257,000
Total	$-	$-	$257,000	$257,000

The Company’s derivative liabilities as of September 30, 2022 and December 31, 2021 associated with the Derivative Instruments are as follows.

	September 30, 2022 (unaudited)	December 31, 2021	Inception
Fair value of conversion option of Crom Cortana Fund LLC convertible note	$(345,000)	$-	$(314,000)
Fair value of 656,250 warrants on April 4, 2022	(444,000)	-	(378,000)
	$(789,000)	$-	(692,000)

During the nine months ended September 30, 2022 and 2021, the Company recognized changes in the fair value of the derivative liabilities of $(97,000) and $0, respectively

Activity related to the derivative liabilities for the nine months ended September 30, 2022 is as follows:

Beginning balance as of December 31, 2021	$-
Issuances of convertible note/warrants – derivative liabilities	(692,000)
Warrants exchanged for common stock	-
Change in fair value of warrant derivative liabilities	(97,000)
Ending balance as of September 30, 2022	$(789,000)

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the periods as follows:

	September 30, 2022		Inception – April 4, 2022
Expected term – conversion option	0.51 years		1 year
Expected term - warrants	4.51 years		5 years
Stock price as of Measurement Date	$4.30		$3.80
Equity volatility - unadjusted	284.80%		278.80%
Volatility haircut	5.00%		5.00%
Selected volatility – post haircut	115.0%		112.60%
Senior unsecured synthetic credit rating	CCC +		CCC +
B- market yield	7.90%		4.50%
OAS differential between CCC+ and B- bonds	458	bps	383	bps
Risk adjusted rate	12.50%		8.30%
Risk-free interest rate	3.90%		1.70%

NOTE 13: CONCENTRATIONS

Concentration of Credit Risk.
The Company’s customer base is concentrated with a relatively small number of customers. The Company does not generally
require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends and other information.

For the nine months ended September 30, 2022 and 2021, the Company had three
customers representing 57% and 53% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has four and three customers that represent 72% and 69% of the total accounts receivable as of September 30, 2022 (unaudited) and December 31, 2021, respectively.

NOTE 14: RELATED-PARTY TRANSACTIONS

In June 2021, the Company raised $220,000 for 220,000 shares of the to be designated Series C Preferred Stock along with 22,000 common shares from the newly hired Chief Growth Officer of the Company.

In January 2021, August 2021, November 2021 and April 2022, the Company granted warrants to two of its
officers pursuant to the employment agreements with these officers as a bonus for closing the MFSI, Merrison, SSI, Pax River (
assets purchased from
The Albers Group, LLC) and LSG transactions.

NOTE 15: COMMITMENTS

The Company since April 2020 has entered in a series of
e
mployment
a
greements with management and key employees. The employment agreements are generally for terms ranging from three to four years and stipulate the compensation which include base pay and bonuses, as well as non-cash compensation (warrants or stock options) that are to be issued to the employee. The
e
mployment
a
greements run through June 30, 2025.

On April 1, 2020, the Company entered into Employment Agreements with both Mark Fuller and Jay Wright. The agreements have a term of three years. Pursuant to the agreements, each Employee has a base salary of $240,000 per year and may be increased to $25,000 per month upon reaching an annualized revenue run rate of $25,000,000 or greater, $30,000 per month upon reaching an annualized revenue of $50,000,000 or greater, or $40,000 per month upon reaching an annualized revenue run rate of $75,000,000 or greater.

The Company shall pay to the two officers a cash bonus equal to the lesser of (i) one percent (1%) of the trailing twelve months revenues of each company acquired during the term of the employment agreement, or (ii) four percent (4%) of the trailing twelve month earnings before interest, tax, depreciation, and amortization (“EBITDA”) of each business acquired during the term of the employment agreement, provided that, for a bonus to be due, such acquisition must be accretive to the Company on both a revenue per share and EBITDA per share basis. Additionally, the Company shall issue 1 warrant to each Employee for each $1 of revenue acquired in any such acquisition with a 7-year term and a strike price equal to the price used in such acquisition or if no stock is used, the 30-day moving average closing price of the Company’s stock.

An additional bonus of $50,000 and 500,000 warrants with a $2.00 strike price shall be paid to each Employee upon the Company commencing trading on either tier of Nasdaq or the NYSE, and an additional bonus of $125,000 and 1,250,000 warrants with a $2.40 strike price shall be paid to each Employee upon the Company joining the Russell 3000 and/or Russell 2000 stock index(ices).

On July 1, 2021, the Company entered into an Employment Agreement with its Chief Growth Officer for a period of four years, expiring June 30, 2025. Pursuant to the agreements, the Employee has a base salary of $250,000 per year and may be increased to $25,000 per month upon the Navy division reaching an annualized revenue run rate of $25,000,000 or greater, $30,000 per month upon the Navy division reaching an annualized revenue of $60,000,000 or greater, or $40,000 per month upon the Navy division reaching an annualized revenue run rate of $100,000,000 or greater.

The Chief Growth Officer is entitled to a bonus at the discretion of the Board of Directors annually. In addition, the Chief Growth Officer was granted 1,500,000 stock options, which 750,000 are considered time based grants over a vesting period of four years; and 750,000 are performance based grants as follows: (a) 250,000 upon the closing of an acquisition in the Navy division of a company with annualized revenue of $12 million or greater; (b) 250,000 upon the Navy division achieving $25 million in revenue and $2.5 million in EBITDA in any 12 month period; and (c) 250,000 upon the overall Company achieving $100 million in revenue run rate based on quarterly performance (i.e. $25 million in any calendar quarter).

On August 5, 2021, the Company and the former executive of Merrison entered into an Employment Agreement for a period of three years through August 5, 2024. Under the Employment Agreement, the executive shall be paid a base salary of $220,000 annually and receive 150,000 stock options. In addition, the executive will be provided a bonus of $80,000 payable annually on August 31 each year, starting August 31, 2022, if and only if Merrison maintains an annualized net income of $500,000 for the one-year period ending on the applicable August 31.

On August 12, 2021, the Company entered into several Employment Agreements for three-year periods with the two executives of SSI as well as three management personnel. These agreements all contain base salaries and bonus criteria. In addition, the three key management personnel received 300,000 stock options each, of which one of those three retired December 31, 2021

On April 25, 2022, the Company entered into an employment agreement with David Bell, its Chief
Financial
Officer (“CFO”). The employment agreement has a term of three years and five days and automatically renews for successive one-year periods unless terminated by the Company or Mr. Bell, with ninety (90) days advance notice of its intent not to renew. The agreement provides for an annual base salary of $275,000 (the “Bell Base Salary”). The Bell Base Salary will increase as follows: (i) $25,000 per month upon the Company achieving an annualized revenue run rate of $50,000,000 or greater; (ii) $35,000 per month upon the Company achieving an annualized revenue run rate of $75,000,000 or greater; (iii) $40,000 per month upon the Company reaching an annualized revenue run rate of $150,000,000 or greater and EBITDA margin of no less than 7%; and (iv) $45,000 per month upon the Company reaching an annualized revenue run rate of $300,000,000 or greater and adjusted EBITDA margin of no less than 8%. The Bell Base Salary shall be payable in regular installments in accordance with the Company’s general payroll practices.

Additionally, Mr. Bell shall be eligible to earn a performance bonus (the “Bell Performance Bonus”) at the discretion of the Board of the Company with target bonuses that are the following percentages of Bell Base Salary based on certain performance criteria set forth in the employment agreement: (i) 50% of Bell Base Salary of less than $35,000 per month; (ii) 60% of Bell Base Salary of $35,000 to less than $40,000 per month; and (iii) 100% of Bell Base Salary of $40,000 or more per month. The performance criteria include (a) ensure on time filing of all periodic filings (Form 10Q and Form 10K) and event driven filings (Form 13(d), Section 16 filings (forms 3 and 4) and Form 8K); (b) ensure on time filings and payment of all federal, state and local tax obligations; and (c) prepare an annual consolidated draft budget based on subsidiary budgets by October 31 each year. Mr. Bell is entitled to earn an additional bonus of (i) $50,000 and 500,000 warrants to purchase the Company’s common stock with an exercise price of $2.00 upon the Company’s common stock trading on any tier of the Nasdaq or the New York Stock Exchange

(which occurred on October 13, 2022), and (ii) $100,000 and 750,000 warrants to purchase the Company’s common stock with an exercise price of $0.12 upon the Company joining the Russell 3000 and/or Russell 2000 stock index(ices). The Board of the Company may pay an additional bonus (separate from any target) in its sole discretion.

As an additional incentive for entering into the employment agreement, Mr. Bell was granted 1,800,000 stock options to purchase the Company’s common stock at an exercise price of $3.80 per share. The price amount is subject to adjustment in the event of a forward or reverse stock split, stock dividend or other similar mechanism. The stock options vest ratably over the first 36 months of employment with the Company. In the event of a change in control of the Company, unvested options shall not vest unless (i) Mr. Bell is not given a commensurate position in the resulting organization, or (ii) the change in control transaction results in a price to stockholders of at least $.40 per share. The agreement entitles Mr. Bell to receive various employee benefits generally made available to other officers and senior executives of the Company
.

NOTE 16:
INCOME TAXES

The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. For the three months ended September 30, 2022, the effective tax rate was (10.5)
%
compared to 6.3% for the three months ended September 30, 2021. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance against the Company's net deferred tax assets. For the nine months ended September 30, 2022, the effective tax rate was (12.7)
%
compared to 11.9% for the nine months ended September 30, 2021. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance against the Company's net deferred tax assets.

A full valuation allowance was established in the second quarter of 2022 due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets, management considered all available positive and negative evidence, including cumulative historic earnings, reversal of temporary difference, projected taxable income and tax planning strategies. The Company’s negative evidence, largely related to the Company's historical net losses, currently outweighs its positive evidence of future taxable income therefore it is more-likely-than-not that the Company will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is
no longer present.

NOTE 17:
SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2022 through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required other than as discussed below:

•	On October 13, 2022, the Company effectuated the Reverse Stock Split and commenced trading of its common stock on the NYSE American LLC.

•
On October 17, 2022, the Company closed on its public offering of 1,500,000 shares of common stock consisting of 1,350,000 shares sold by the Company and 150,000 shares sold by certain selling stockholders, at a public offering price of $2.00 per share. In connection therewith, the Company issu ed 1,231 shares of
common stock to stockholders with fractional shares resulting from the reverse stock split.

•	On October 17, 2022 the Company issued a total of 15,375,000 Common Stock in connection with the conversion of all its Series B preferred stock outstanding in connection with its public offering.

•	In October 2022, t he Company made an advanced principal payment of $500,000 to The Buckhout Charitable Remainder Trust.

•	In October 2022 , the Company made a payment of $250,000 pursuant to the terms of the LSG Business Acquisition Agreement.

•	In November 2022, t he Company made an advanced principal payment of $100,000 on the Eisiminger note.

•	On November 7, 2022, the Company announced the signing of a non-binding letter of intent to acquire an East-Coast-based government contractor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our unaudited condensed consolidated financial statements and the notes to those statements that appear elsewhere in this Quarterly Report on Form 10-Q.

Business Overview

Castellum, Inc. is focused on acquiring and growing technology companies in the areas of IT, electronic warfare, information warfare, information operations and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, and data analytics. These services are applicable to customers in the Federal government, financial services, healthcare, and other users of large data applications. They can be delivered to on-premise enclaves or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within its business network to identify potential acquisitions. Due to our success in completing six acquisitions over the previous three years and given our executive officers and key management member’s networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy given a pipeline of identified and prequalified acquisition targets. Because of our executive officers and key management member’s prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity pipeline of over $400 million.

Our primary customers are agencies and departments of the U.S. Federal, state and local governments. Our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers. The demand for our expertise and technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, the global geo-political conditions impacting national security, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and ultimately, improving performance.

We provide expertise and technology to enterprise and mission customers in support of national security missions and government modernization/transformation. Due to the nature of the work being executed for the USG the budgets continue to grow in support of the national security imperatives that are bipartisan. The majority of contracted work is operational in nature and is funded on an on-going basis.

Company leadership and our Board are well aware of the challenge our military will face in the future, from peer and near peer competitors, and that innovation will be necessary to maintain our military as the world’s premier defense force with overwhelming offensive force should that be necessary. To address military needs, our plan is to develop business teams that can undertake the larger system developments and provide superior technology services. Smaller business teams will also be created to evolve new technology and processes which will enable and improve our military effectiveness with these teams having the ability to provide advanced capabilities quickly and affordably. Our objective is to become a trusted partner in assisting our military to maintain superiority when compared to other forces. As innovation and new military processes are evolved and proven, solutions will be offered to avail these enhancements government wide. These will assist in introducing new levels of government service while reducing cost to the taxpayer.

To achieve Castellum’s objectives, the following solutions are offered:

•
Enterprise
– We provide capabilities that enable the internal operations of a government agency. This includes digital solutions, such as business systems, agency-unique applications, investigative solutions, and enterprise IT. For example, Castellum customizes, implements, and maintains commercial-off-the-shelf (“COTS”) and customer enterprise resource planning (“ERP”) systems. This includes, financial, human capital, and supply chain management systems. Castellum also designs, integrates, deploys, and sustains enterprise-wide IT systems in a variety of models.

28

•
Mission
– Castellum provides capabilities that enable the execution of a government agency’s primary function, or “mission”. For example, we support strategic and tactical mission customers with capabilities in areas such as command and control, communications, intelligence collection and analysis, signal intelligence (“SIGINT”), electronic warfare (“EW”), and cyber operations. Castellum develops tools and offerings in an open, software-defined architecture with multi-domain and multi-mission capabilities.

•
Expertise
– Castellum provides expertise to both enterprise and mission customers. For enterprise customers, we deliver talent with the specific technical and functional knowledge to support internal agency operations. And for mission customers, we deliver talent with technical and domain knowledge to support the execution of an agency’s mission. We also deliver actionable intelligence through multi-source collection, aggregation, and analysis.

•
Technology
– Castellum delivers technology to both enterprise and mission customers. For enterprise customers, technology includes developing and implementing digital solutions (business systems, agency-unique applications) and end-to-end enterprise IT systems. We continually advance infrastructure through migration to the cloud network modernization, active cyber defense, and the application of data operations and analytics. For mission customers, technology includes developing and deploying multi-domain offerings for signals intelligence, resilient communications, fee space optical communications, electronic warfare, and cyber operations. Castellum invests ahead of customer needs with research and development to generate unique intellectual property and differentiated technology addressing critical national security mission needs.

Recent Developments

On October 17, 2022, the Company closed on its public offering of 1,500,000 shares of common stock consisting of 1,350,000 shares sold by the Company and 150,000 shares sold by certain selling stockholders, at a public offering price of $2.00 per share. The Company’s registration statement on Form S-1 relating to the offering was declared effective by the U.S. Securities and Exchange Commission on October 12, 2022.

Budgetary Environment

We carefully follow U.S. Federal budget, legislative and contracting trends and activities and evolve our strategies to take these into consideration. On August 2, 2019, the Bipartisan Budget Act of 2019 (“BBA 2019”) was signed into law. BBA 2019 called for defense spending, including Overseas Contingency Operations (“OCO”) funds, of $738,000,000,000 in government fiscal year (“GFY”) 2020 and $740,500,000,000 in GFY 2021. Both represent increases from GFY 2019 levels of $716,000,000,000. On January 1, 2021, the $740,000,000,000 National Defense Authorization Act (“NDAA”) for GFY 2021 became law. On March 11, 2022, Congress passed and President Biden signed into law an omnibus spending bill which included $782,000,000,000 for national defense. This represents a 3.9% increase over the administration’s request for 2022 and a 5.6% increase over the 2021 appropriations. This bill provided for the continuity of funding for the existing contracts on which the Company is doing work while also authorizing the USG to award new contracts. We believe this latter opportunity will be key to generating organic growth for the Company.

While we view the budget environment as stable and believe there is bipartisan support for continued investment in the areas of defense and national security, as evidenced by the recent approval of military assistance to Ukraine and the replacement of weapon systems from U.S. stockpiles, it is uncertain whether GFY 2023 will see similar increased levels of spending or a passing of a defense related appropriations bill. During those periods of time when appropriations bills have not been passed and signed into law, government agencies operate under a continuing resolution (“CR”)
. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. The Company’s most recent experience with CRs is that organic growth is impacted but, the Company continues to grow as the cybersecurity related operations (to include information warfare, electronic warfare, information operations, and related areas) are core to what has become a bipartisan National Security focus. However, there is the risk that when a CR expires, unless appropriations bills have been passed by Congress and signed by the then President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. During Covid our work was deemed a key component of National Security and continued unabated which would suggest that lacking a CR we are likely to continue to operate largely unaffected but such an assumption may prove to be incorrect. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans.

Basis of presentation

We have presented results of operations, including the related discussion and analysis, for the following periods:

•	the three months ended September 30, 2022 compared to the three months ended September 30, 2021.
•	the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Key Components of Revenue and Expenses

Revenues

We account for revenue in accordance with ASC Topic 606,
Revenue from Contracts with Customers
. Our revenues are primarily derived from services provided to the U.S. Federal, state and local governments. We enter into agreements with customers to create enforceable rights and obligations and for which it is probable that we will collect the consideration to which it will be entitled as services and solutions are transferred to the customer. We also evaluate whether two or more agreements should be accounted for as one single contract.

When determining the total transaction price, we identify both fixed and variable consideration elements within the contract. We estimate variable consideration as the most likely amount to which we expect to be entitled limited to the extent that it is probable that a significant reversal will not occur in a subsequent period.

At contract inception, we determine whether the goods and services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. For most contracts, the customers require us to perform several tasks in providing an integrated output, and accordingly, each of these contracts are deemed as having only one performance obligation. When contracts are separated into multiple performance obligations, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation.

This evaluation requires us to exercise professional judgment, and it may impact the timing and pattern of revenue recognition. If multiple performance obligations are identified, we generally use the cost plus a margin approach to determine the relative standalone selling price of each performance obligation. We do not assess whether a contract contains a significant financing component if we expect, at contract inception, that the period between when payment by the client and the transfer of promised services to the client will be less than one year.

We currently generate our revenue from three different types of contractual arrangements: CPFF, FFP and T&M contracts. We generally recognize revenue over time as control is transferred to the customer, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type and the nature of the goods or services to be provided.

For CPFF contracts, we use input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus DCAA-approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, we use input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.

These arrangements generally qualify for the “right-to-invoice” practical expedient where revenue is recognized in proportion to billable consideration. FFP Level-Of-Effort contracts are substantially similar to T&M contracts except that we are required to deliver a specified level of effort over a stated period. For these contracts, we estimate revenue earned using contract hours worked at negotiated bill rates as we deliver the contractually required workforce.

Revenue generated by contract support service contracts is recognized over time as services are provided, based on the transfer of control. Revenue generated by FFP contracts is recognized over time as performance obligations are satisfied. Most contracts do not contain variable consideration and contract modifications are generally minimal. For these reasons, there is not a significant impact of electing these transition practical expedients.

Revenue generated from contracts with U.S. Federal, state, and local governments from these contracts is recorded over time, rather than at a point in time. Under the contract support services contracts, we perform software design work as it is assigned by the customer, and bill the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts require judgment to allocate the transaction price to the performance obligations. Contracts may have terms up to five years.

Contract accounting requires judgment relative to assessing risks and estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization, and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known.

Cost of Revenues

Cost of Revenues include direct costs incurred to provide goods and services related to contracts, specifically labor, contracted labor, materials, and other direct costs, which includes rent, insurance, and software licenses. Cost of Revenues related to contracts is recognized as expense when incurred or at the time a performance obligation is satisfied.

Gross Profit and Gross Profit Margin

Our gross profit comprises our revenues less our cost of revenues. Gross profit margin is our gross profit divided by our revenues.

Operating Expenses

Our operating expenses include indirect costs, overhead, and general and administrative expenses.

•	Indirect costs consist of expenses generally associated with bonuses and fringe benefits, including employee health and medical insurance, 401k matching contributions, and payroll taxes.

•
Overhead consists of expenses associated with the support of operations or production, including labor for management of contracts, operations, training, supplies, and certain facilities to perform customer work.

•	General and administrative expenses consist primarily of corporate and administrative labor expenses, administrative bonuses, legal expenses, IT expenses, and insurance expenses.

Change in Fair Value of Derivative Liabilities

Derivatives are recorded on the consolidated balance sheet at fair value. The conversion features of certain of the convertible instruments are embedded derivatives and are separately valued and accounted for on the consolidated balance sheet with changes in fair value recognized during the period of change as a separate component of other income/expense. Valuations derived from various models are subject to ongoing internal and external verification and review. The model used incorporates market-sourced inputs such as interest rates and stock price volatilities. Selection of these inputs involves management’s judgment and may impact net income (loss).

The issuance of the July 2017 FASB ASU 2017-11,
“Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),”
addresses the complexity of accounting for certain financial instruments.

Under current GAAP, an equity-linked financial instrument that otherwise is not required to be classified as a liability under the guidance Topic 480 is evaluated under the guidance in Topic 815, “
Derivatives and Hedging
,” to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting.

Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), this results in a reporting entity being required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.

The amendments in this Update revise the guidance for instruments with embedded features in Subtopic 815-40, “
Derivatives and Hedging—Contracts in Entity’s Own Equity
,” which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.

 Interest Expense, Net of Interest Income

Interest expense consists of interest paid to service our convertible promissory notes which include the Amended BCR Trust Note, the Term Loan Promissory Note payable to Live Oak Banking Company, two promissory notes payable to Robert Eisiminger, the note payable to Emil Kaunitz, and the note payable to Crom net of interest earned.

Income Tax (Provision) Benefit

Income taxes are accounted for under the asset and liability method. The current charge for income tax expense is calculated in accordance with the relevant tax regulations applicable to the entity. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.

We follow ASC 740-10
Accounting for Uncertainty in Income Taxes
. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on a quarterly basis.

Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. When necessary, a valuation allowance is provided to reduce deferred tax assets to an amount that is more likely than not to be realized.

Results of operations

The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

	THREE MONTHS ENDED
	SEPTEMBER 30,		Change
	2022	2021	Amount	%
Revenues	$11,120,712	$7,378,094	$3,742,618	51%
Cost of revenues	6,474,261	4,309,439	2,164,822	50%
Gross Profit	4,646,451	3,068,655	1,577,796	51%
Operating expenses:
Indirect costs	2,130,513	738,239	1,392,274	189%
Overhead	407,804	248,540	159,264	64%
General and administrative expenses	3,297,319	6,682,034	(3,384,715)	(51)%
Loss from change in fair value of contingent earnout	864,000	-	864,000	100%
Total operating expenses	6,699,636	7,668,813	(969,177)	(13)%
Income (loss) from operations:	(2, 053,185)	(4,600,158)	2,546,973	(55)%

Other income (expense)	(902,314)	(648,175)	(254,139)	39%

Income (loss) before income taxes and preferred stock dividends	(2,955,499)	(5,248,333)	2, 292,834	(44)%

Income tax benefit (expense)	(159,025)	328,735	(487,760)	(148)%
Preferred stock dividend	29,911	3,320	26,591	801%
Net loss	$(3,144,435)	$(4,922,918)	$1,778,483	-36%

Revenue

Total revenue was $11,120,712 for the three months ended September 30, 2022 as compared to total revenue of $7,378,094 for the three months ended September 30, 2021. The increase of $3,742,618, or 51%, was driven primarily by contributions from the acquisitions of SSI and Merrison during the third quarter of 2021 as well as contributions from LSG during the second quarter of 2022.

Cost of revenues

Total cost of revenues was $6,474,261 for the three months ended September 30, 2022 as compared to total cost of revenues of $4,309,439 for the three months ended September 30, 2021. The increase of $2,164,822, or 50%, was driven primarily by the increased level of effort on contracts proportionate to the growth of revenues due to the acquisition activity noted above.

Gross Profit

Total gross profit was $4,646,451 for the three months ended September 30, 2022 as compared to total gross profit of $3,068,655 for the three months ended September 30, 2021. The increase of $1,577,796, or 51%, was driven primarily by the growth in revenues due to contributions from SSI, Merrison and LSG offset by costs of revenues as noted above.

Operating expenses

Total operating expenses were $
6
,
699
,
636
 for the three months ended September 30, 2022 as compared to total operating expense of $7,668,813 for the three months ended September 30, 2021. The decrease of $
969,177
, or
13
%, was primarily driven by a decrease in general and administrative expenses which was partially offset by an increase in indirect costs, overhead
, and loss from change in fair value of contingent earnout
. The decrease in general and administrative expenses was primarily due to a decrease in acquisition fees from the prior period as well as less stock based compensation in 2022 paid to executives due to less acquisition activity in 2022 than 2021, while the increase in indirect costs was driven by non-recurring accounting and legal fees related to our public offering and listing on the NYSE American.

Other income (expense)

Total other income (expense) was $(
902,314
) for the three months ended September 30, 2022 as compared to total other income (expense) of $(648,175) for the three months ended September 30, 2021. The increase of $(
254,139
) or 3
9
%, was primarily driven by an increase in interest expense due to rising interest rates on variable rate debt and interest on convertible notes entered into during 2022.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

	NINE MONTHS ENDED
	SEPTEMBER 30,		Change
	2022	2021	Amount	%
Revenues	$32,166,104	$15,587,246	$16,578,858	106%
Cost of revenues	$18,698,820	8,921,153	9,777,667	110%
Gross Profit	$13,467,284	6,666,093	6,801,191	102%
Operating expenses:
Indirect costs	7,458,319	1,512,370	5,945,949	393%
Overhead	1,167,346	431,987	735,359	170%
General and administrative expenses	9, 633,064	10,389,922	( 756 , 858)	(7)%
Loss from change in fair value of contingent earnout	864,000	-	864,000	100%
Total operating expenses	19,122,729	12,334,279	6,788,450	55%
Income (loss) from operations:	(5,655,445)	(5,668,186)	12,741	0%

Other income (expense)	(2, 676 ,612)	(1,799,181)	(877,431)	49%

Income (loss) before income taxes and preferred stock dividends	(8, 332,057)	(7,467,367)	(864,690)	( 1 2)%

Income tax benefit (expense)	(902,820)	890,995	(1, 793,815)	(201)%
Preferred stock dividend	70,447	3,320	67,127	2022%
Net loss	$(9, 305,324)	$(6,579,692)	$(2, 725,632)	41%

Revenue

Total revenue was $32,166,104 for the nine months ended September 30, 2022 as compared to total revenue of $15,587,246 for the nine months ended September 30, 2021. The increase of $16,578,858 or 106%, was driven primarily by contributions from the acquisitions of SSI and Merrison during the third quarter of 2021 as well as contributions from LSG during the second quarter of 2022
.

Cost of revenues

Total cost of revenues was $18,698,820 for the nine months ended September 30, 2022 as compared to total cost of revenues of $8,921,153 for the nine months ended September 30, 2021. The increase of $9,777,667, or 110%, was driven primarily by the increased level of effort on contracts proportionate to the growth of revenues due to the acquisition activity noted above.

Gross Profit

Total gross profit was $13,467,284 for the nine months ended September 30, 2022 as compared to total gross profit of $6,666,093 for the nine months ended September 30, 2021. The increase of $6,801,191, or 102%, was driven primarily by the growth in revenues due to contributions from SSI, Merrison and LSG offset by costs of revenues as noted above.

Operating expenses

Total operating expenses were $
19,122,729
 for the nine months ended September 30, 2022 as compared to total operating expense of $12,334,279 for the nine months ended September 30, 2021. The increase of $6,
788
,
450
 or 55%, was driven by an increase in
 loss from change in fair value of contingent earnout, an increase in indirect costs partially offset by a decrease in general and administrative expenses. The increase in indirect costs was due to stock based compensation related to acquisition activity while the decrease in general and administrative expenses was primarily due to a decrease in acquisition fees from the prior period as well as less stock based compensation in 2022 paid to executives due to less acquisition activity in 2022 than 2021.

Other income (expense)

Total other income (expense) was $(
2,676,612
) for the nine months ended September 30, 2022 as compared to total other income (expense) of $(1,799,181) for the nine months ended September 30, 2021. The increase of $(
877,431
) or
49
%, was driven by an increase in interest expense due to rising interest rates on variable rate debt and interest on convertible notes entered into during 2022.

Contract backlog

We define backlog to include the following three components:

•
Funded Backlog
- Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.

•
Unfunded Backlog
- Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.

•
Priced Options -
Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Contract Backlog

Funded	$15,687,679
Unfunded	10,372,982
Priced Options	62,093,312
Total Backlog	$88,153,973

Total backlog

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods and other unexercised optional orders. As of September 30, 2022, the Company had $88 million of remaining performance obligations. We expect to recognize approximately forty five
percent (45%) of the remaining performance obligations over the next 12 months, and approximately seventy two
 percent (72%) over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in the Budget Environment. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce United States Government (“USG”)
spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of CRs by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the USG's fiscal year.

We expect to recognize revenue from a substantial portion of funded backlog within the next 24 months. However, given the uncertainties discussed above, as well as the risks described in Budget Environment, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.

Liquidity and capital resources

Sources

We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of September 30, 2022, we had $1,853,388 of cash and cash equivalents on hand and unused borrowing capacity of $649,975 from our revolving line of credit.
We believe our existing cash and cash equivalents provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8 and Note 9 under Part 1, Item 1, Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Shares of our common stock included in our public float as of November 10, 2022 was
14,061,706
which excludes restricted shares and those held by officers, directors, and affiliates.

Cash flows

The following tables present a summary of cash flows from operating, investing and financing activities for the following comparative periods.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30,		Change
	2022	2021	Amount	%
Net cash provided (used) by operating activities	$(554,647)	$167,612	$(722,259)	-431%
Net cash provided (used) by investing activities	(342,436)	835,989	$(1,178,425)	-141%
Net cash provided (used) by financing activities	732,556	238,976	$493,580	207%
Change in cash	$(164,527)	$1,242,577	$(1,407,104)	-113%

Operating activities

Net cash provided (used) by operating activities decreased to $(554,647), for the nine months ended September 30, 2022, from $167,612 for the nine months ended September 30, 2021. This decrease in net cash provided (used) by operating activities was primarily driven by an increase in accounts receivable during the nine months ended September 30, 2022.

Investing activities

Net cash provided (used) by investing activities decreased to $(342,436), for the nine months ended September 30, 2022, from $835,989, for the nine months ended September 30, 2021. The decrease in net cash provided (used) by investing activities was primarily due to the cash paid in the acquisition of LSG during 2022 and the cash received from the acquisition of MFSI, Merrison, and SSI in 2021.

Financing activities

Net cash provided (used) by investing activities increased to $732,556, for the nine months ended September 30, 2022, from $238,976, for the nine months ended September 30, 2021. The increase in net cash provided (used) by financing activities was primarily due to the proceeds from issuance of preferred stock and common stock as well as the proceeds from notes payable obtained in 2022, partially offset by a repayment on notes payable.

Critical accounting estimates

Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenue, and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Revenue Recognition

The Company accounts for revenue in accordance with ASC Topic 606,
Revenue from Contracts with Customers
. (Topic 606). Topic 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The principles in the standard are applied in five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Our revenue recognition policies are consistent with this five-step framework. Understanding the complex terms of agreements and determining the appropriate time, amount, and method to recognize revenue for each transaction requires judgment. These significant judgments include: (1) determining what point in time or what measure of progress depicts the transfer of control to the customer; (2) estimating contract revenue and costs and assumptions for schedule and technical issues; (3) selecting the appropriate method to measure progress; and (4) estimating how and when contingencies, or other forms of variable consideration, will impact the timing and amount of recognition of revenue. The timing and revenue recognition in a period could vary if different judgments were made.

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with ASC 350,
Intangibles-Goodwill and Other
(ASC 350). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

Our acquisitions require the application of purchase accounting, which results in tangible and identifiable intangible assets and liabilities of the acquired entity being recorded at fair value. The difference between the purchase price and the fair value of net assets acquired is recorded as goodwill. We are responsible for determining the valuation of assets and liabilities and for the allocation of purchase price to assets acquired and liabilities assumed.

Assumptions must be made in determining fair values, particularly where observable market values do not exist. Assumptions may include discount rates, growth rates, cost of capital, tax rates, and remaining useful lives. These assumptions can have a significant impact on the value of identifiable assets and accordingly can impact the value of goodwill recorded. Different assumptions could result in different values being attributed to assets and liabilities. Since these values impact the amount of annual depreciation and amortization expense, different assumptions could also impact our statement of operations and could impact the results of future asset impairment reviews. Due to the many variables inherent in the estimation of a business’s fair value and the relative size of our goodwill, if different assumptions and estimates were used, it could have an adverse effect on our impairment analysis.

Income Taxes and Uncertain Tax Positions

Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Income Taxes (ASC 740). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.

Management determines recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. This approach to estimate the potential outcome of any uncertain tax issue is subject to its assessment of relevant risks, facts, and circumstances existing at that time. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and the amounts recognized for income tax reporting purposes, net operating loss carryforwards, and other tax credits measured by applying currently enacted tax laws. When necessary, a valuation allowance is provided to reduce deferred tax assets to an amount that is more likely than not to be realized.

Share-Based Compensation

We account for share-based compensation in accordance with ASC 718
Compensation – Stock Compensation
. We calculate compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants.

In determining the grant date fair value of share-based awards, we must estimate the expected volatility, forfeitures, and performance attributes. Since share-based compensation expense can be material to our financial condition, different assumptions and estimates could have a material adverse effect on our financial statements.

Principles of consolidation

Refer to Note 2 of the notes to our unaudited condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recently issued accounting standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The purpose of ASU 2021-08 is to improve the accounting for acquired revenue contracts with customers in a business combination to address recognition of an acquired contract liability and payment terms and their effect on subsequent revenue recognized by the acquirer. The guidance is effective for annual periods beginning after December 15, 2022 on a prospective basis. Early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

Management believes that there have not been any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate and market risk

The Live Oak Revolving Note is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2%). Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). Rising interest rates are likely to increase our interest expense in the future. Specifically, each one percent (1%) increase in interest rates results in approximately $30,000 per year of additional interest expense. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, SOFR, or LIBOR.

Effects of inflation

U.S. inflation is at a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may find that we need to give higher than normal raises to employees, start new employees at higher wage and/or benefit rates, but not be able to price the higher costs through to the government due to competition and government pressures. Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable (LPTA) where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Sustained inflation also can cause the Federal Reserve to raise the target for the federal funds rate which normally translates into an increase in most banks’ “prime” rate. Because our Live Oak Term Loan Note and Live Oak Revolving Note are both variable interest rate instruments tied to the prime rate, actions by the Federal Reserve to increase the federal funds rate will increase our cost of debt and our interest expense thereby reducing our pre-tax income and net income.

During the year ended December 31, 2021, nineteen percent (19%) of our revenue was generated under cost-reimbursable contacts which automatically adjust revenue to cover costs that are affected by inflation and sixty-two percent (62%) of our revenue was generated under T&M contracts, where labor rates for many of our services provided are often fixed for several years. Under certain T&M contracts containing indefinite delivery/indefinite quantity (“
IDIQ
”)
procurement arrangements, we adjust labor rates annually as permitted. The remaining portion of our business is fixed-price contracts which may span multiple years. We generally have been able to price our T&M contracts and fixed-price contracts in a manner that accommodates the rates of inflation experienced in recent years.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the audit process related to the year ended December 31, 2021, management, in connection with our independent auditors, identified a material weakness in our controls related to the review over complex accounting transactions.
We continue to execute steps to remediate this material weakness and are committed to maintaining a strong internal control environment.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II

Item 1. Legal Proceedings

As a commercial enterprise and employer, the Company and our subsidiaries are subject to threatened litigation and other legal actions in the ordinary course of business, including employee-related matters, inquiries, and administrative proceedings regarding our employment practices or other matters. Neither our Company nor any of our subsidiaries is a party to any legal proceeding that, individually or in the aggregate, we believe to be uncovered by insurance or otherwise material to our Company as a whole.

Item 1A. Risk Factors

 A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes included in Part I, Item 1, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part I, Item 2. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.

Risks Related to our Business, Industry and Operations

We lack a long-term operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in sustained profitability.

We are focused on acquiring and growing technology companies in the areas of information technology (“IT), electronic warfare, information warfare, and cybersecurity with businesses in the governmental and commercial markets. Since November 2019 we have executed our business plan and completed six acquisitions. As a result, we have a limited operating history on a consolidated basis upon which you may evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses, and difficulties. Such risks include:

•	limited operating history at our current scale;
•	our ability to raise capital to develop our business and fund our operations;
•	our ability to anticipate and adapt to developing markets;
•	acceptance by our customers;
•	limited marketing experience;
•	competition from competitors with substantially greater financial resources and assets; and
•	the ability to identify, attract, and retain qualified personnel.

Because we are subject to these risks, and the other risks outlined below, you may have a difficult time evaluating our business and your investment in our Company.

We have historically suffered net losses, and we may not be able to sustain profitability.

We had an accumulated deficit of $20,124,324 as of September 30, 2022 and while we expect our profitability to improve, we expect to continue to generate a net loss in the year ending December 31, 2022. As a result, we are incurring net losses, and it is possible that we may not be able to achieve the revenue levels necessary to achieve and sustain net profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.

We rely upon a few, select key employees who are instrumental to our ability to conduct and grow our business. In the event any of those key employees would no longer be affiliated with the Company, and we did not replace them with equally capable replacements, it may have a material detrimental impact on our ability to successfully operate our business.

Our future success will depend in large part on our ability to attract, retain, and motivate high-quality management, operations, and other personnel who are in high demand, are often subject to competing employment offers, and are attractive recruiting targets for our competitors. The loss of qualified executives and key employees, or our inability to attract, retain, and motivate high-quality executives and employees required for the planned expansion of our business, may harm our operating results and impair our ability to grow.

We depend on the continued services of our key personnel, including Mark C. Fuller, our Chief Executive Officer (“CEO”), David T. Bell, our Chief Financial Officer (“CFO”), Glen R. Ives, our Chief Operating Officer (“COO”), and Jay O. Wright, our Vice Chair and General Counsel. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.

Certain key members of our management team lack public company experience in their positions and our executive management team has limited time working together.

Although our executive management team is highly experienced not all of the members of the team have experience working in the positions they are currently serving our Company. While our CEO, Mark C. Fuller has over thirty years of executive experience and has run private companies and held various roles in public companies, he has not previously been the CEO of a public company. While our COO, Glen R. Ives has previously been the chief operating officer of a private company, he has not previously held that role in a public company. While our CFO, David T. Bell has over twenty-eight years of accounting experience, including advising many public companies, he has not previously served as the CFO of a public company. The management team, while experienced, also has limited experience working together as a team. The inability of any member of our management team to operate effectively in their position, or for the management team to effectively work together, could materially and adversely affect our operating results and future prospects.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue to devote significant capital resources to fund our acquisition strategy. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt or equity financing or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional capital to implement our business plan it could have a material adverse effect on our financial condition, business prospects and operations, and the value of an investment in our Company.

You may experience dilution or subordinate stockholder rights, preferences, and privileges as a result of our financing efforts.

Any future equity financing may involve substantial dilution to our then existing stockholders. Any future debt financing could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. There can be no assurance that such additional capital will be available, on a timely basis, or on terms acceptable to us. If we are unsuccessful in raising additional capital or the terms of raising such capital are unacceptable, then we may have to modify our business plan and/or curtail our planned activities and other operations.

Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to stockholders: As of November 10, 2022 the maximum potential dilution is
25,967,267
shares and includes Series A preferred stock convertible into approximately 587,500 shares of common stock, Series C preferred stock convertible into 481,250 shares of common stock, convertible promissory notes convertible into
13,000,931
shares of common stock, options granted convertible into
6,875,000
shares of common stock, and warrants granted convertible into
5,022,586
shares of common stock.

Failure to effectively manage our expected growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.

Our expected growth could place a strain on our managerial, operational, and financial resources. Further, if our subsidiaries’ businesses grow, then we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or any increase in the number of our strategic relationships, will increase the strain on our managerial, operational, and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect on our financial condition, business prospects and operations, and the value of an investment in our Company.

We generate substantially all of our revenue from contracts with the United States Federal, state, and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.

Sales to United States (“U.S.”), Federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, substantially all of our revenue. Sales to such government entities are subject to the following risks:

•
selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale. Our existing contracts typically expire after some period of time and must be “re-competed.” There is no guarantee that we will win such re-compete efforts;

•
government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. Federal government (“USG”) sector until we have attained the revised certification;

•
government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;

•	governments can generally terminate our contracts “for convenience” meaning we could lose part or all of our revenue on short notice;
•
governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our platform, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•	when we are a subcontractor, we have less control over the execution and success of the contract with the government.

If we were suspended or debarred from contracting with the USG, if our reputation or relationship with government agencies was impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our business, prospects, financial condition, and operating results would be materially and adversely affected.

We operate in an industry that is highly regulated and unexpected changes in laws could have a significant adverse impact on our business.

As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant law and regulations that affect us include the following:

•	the Federal Acquisition Regulation (“FAR”), and agency regulations supplemental to FAR, which regulate the formation, administration, and performance of USG contracts;
•	the False Statements Act, which imposes civil and criminal liability for making false statements to the USG;
•
the Truthful Cost or Pricing Data Statute (formerly known as the “Truth in Negotiations Act”), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;

•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;

•
laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the USG, including The Foreign Corrupt Practices Act of 1977 (the “FCPA”) which prohibits U.S. citizens and entities from bribing foreign government officials to benefit their business interests;

•	post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the USG and deploy former employees of the USG;
•
laws, regulations, and executive orders restricting the handling, use, and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only,” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;

•	laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a USG contract;
•
international trade compliance laws, regulations, and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability, including The International Traffic in Arms Regulations (“ITAR”) that controls the manufacture, sale, and distribution of defense and space-related articles and services as defined in the United States Munitions List (“USML”);

•
laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain USG contracts because of the work that we currently perform for the USG or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a USG contract;

•
laws, regulations, and executive orders that impose requirements on us to ensure compliance with requirements and protect the USG from risks related to our supply chain such as compliance with Cybersecurity Maturity Model Certification (“CMMC”);

•	laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a USG contract;
•
the Contractor Business Systems rule, which authorizes U.S. Department of Defense (“DoD”) agencies to withhold a portion of or payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and

43

•
the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based USG contracts and require consistency of accounting practices over time.

Given the magnitude of our revenue derived from contracts with the DoD, the Defense Contract Audit Agency (“DCAA”) is our relevant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (“DCMA”), as our relevant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA’s audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. We are also subject to audit by Inspectors General of other USG agencies.

The USG may revise its procurement practices or adopt new contract rules and regulations at any time. While we do not currently do much business outside the U.S., we are subject to special USG laws and regulations (such as the FCPA), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political and economic risks.

USG contracts are, by the terms, subject to termination by the USG either for convenience or default by the contractor. In addition, USG contracts are conditioned upon the continuing availability of Congressional appropriations. The U.S. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance could take many years. As is common in the industry, our Company is subject to business risk, including changes in governmental appropriations, national defense policies, service modernizations plans, military base reductions and closures, and availability of funds. Any of these factors could materially adversely affect our Company's business with the USG in the future.

The USG has a broad range of action it can instigate to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil, and administrative actions by the USG, under The False Claims act, an individual alleging fraud related to payments under a USG contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to 30% of the amount recovered by the government. If we are subject to an enforcement action by the USG, it could materially and adversely affect our results of operations.

USG contracts contain numerous provisions that are unfavorable to us.

USG contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:

•	cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•	claim rights in systems and software developed by us;
•	suspend or debar us from doing business with the USG or with a governmental agency;
•	impose fines and penalties and subject us to criminal prosecution; and
•	control or prohibit the export of our data technology or proprietary service solutions.

If the government terminates a contract for convenience, we may recover only our incurred or committed costs, settlement expenses, and profit on work completed prior to the termination. If the government terminates a contract for default, we may be unable to recover even those amounts and instead may be liable for excess costs incurred by the government in procuring undelivered items and services from another source. Depending on the value of a contract, such termination could cause our actual results to differ materially and adversely from those anticipated. Certain contracts also contain organizational conflicts of interest (“OCI”) clauses that limit our ability to compete for or perform certain other contracts. OCIs arise any time we engage in activities that (i) make us unable or potentially unable to render impartial assistance or advice to the government; (ii) impair or might impair our objectivity in performing contract work; or (iii) provide us with an unfair competitive advantage. Depending upon the value of the matters affected, an OCI issue that precludes our participation in or performance of a program or contract could cause our actual results to differ materially and adversely from those anticipated.

If we are unable to maintain successful relationships with our teaming partners, our ability to market, sell, and distribute our services will be limited, and our business, financial position, and results of operations will be harmed.

We expect that sales through teaming partners will continue to be a significant percentage of our revenue.  Our agreements with our teaming partners are generally non-exclusive, meaning our teaming partners may offer customers services from several different companies, including services that compete with ours. The loss of a substantial number of our teaming partners, our possible inability to replace them, or the failure to recruit additional teaming partners could materially and adversely affect our results of operations.

We are exposed to the credit risk of some of our teaming partners, which could result in material losses.

Most of our sales for work performed for the USG are through our teaming partners and are on an open credit basis. Although we have programs in place that are designed to monitor and mitigate these risks, and to date our credit losses have been minimal, we cannot assure you these programs will be effective in reducing our credit risks. If we are unable to adequately control these risks, our business, results of operations, and financial condition could be harmed.

Our business could be adversely affected by changes in spending levels or budgetary priorities of the USG, state, and local governments or by the imposition by the USG of sequestration in the absence of an approved budget or continuing resolution.

Because we derive substantially all of our revenue from contracts with the USG, state, and local governments, we believe that the success and development of our business will continue to depend on our successful participation in USG contract programs. Changes in USG budgetary priorities, such as for homeland security or to address global pandemics like COVID-19, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. If the USG imposes sequestration in the absence of an approved budget or continuing resolution (“CR”) our participation in USG contract programs could be impaired. A significant decline in USG expenditures, a shift of expenditures away from programs that we support or a change in USG contracting policies could cause USG agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.

At times, we may continue to work without funding, and use our own internal funds to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cut.

If we fail to establish and maintain important relationships with government entities and agencies, our ability to successfully bid for new business may be adversely affected.

To facilitate our ability to prepare bids for new business, we rely in part on establishing and maintaining relationships with officials of various government entities and agencies. These relationships enable us to provide informal input and advice to government entities and agencies prior to the development of a formal bid. We may be unable to successfully maintain our relationships with government entities and agencies, and any failure to do so may adversely affect our ability to bid successfully for new business and could cause our actual results to differ materially and adversely from those anticipated.

We derive significant revenue from contracts and task orders awarded through a competitive bidding process. If we are unable to consistently win new awards over any extended period, our business and prospects will be adversely affected.

Our contracts and task orders with the USG are typically awarded through a competitive bidding process. We expect that much of that business we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through
IDIQ
contracts, general services administration (“GSA”) schedule contracts and other government-wide acquisition contracts (“GWACs”). These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract.

This competitive bidding process presents a number of risks, including the following:

•	we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•	we expend substantial cost and managerial time and efforts to prepare bids and proposals for contracts that we may not win;
•	we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and
•
we may encounter expense and delay if our competitors protest or challenge awards or contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract.

If we are unable to win particular contracts we may be prevented from providing to customers services that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. If we are unable to win prime contracts, or acquire companies with prime contract vehicles, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.

Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications, we and they need, to perform services for our customers.

Many of our USG contracts require us to have security clearances and employ personnel with specified levels of education, work experience, and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not generate the revenue anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.

If our prime contractors fail to maintain their relationships with the governmental agency and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.

Our performance as a subcontractor on a government contract is dependent on our prime contractor’s ability to satisfactorily maintain its relationship with the government agency and fulfilling its obligations under their contract. A failure by our prime contractor to fulfill its obligations under their contract could result in the termination of the prime contract, thereby resulting in the termination of our subcontract. If any significant subcontract is terminated in this manner, it could cause our actual results to differ materially and adversely from those anticipated.

The USG’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.

We depend on the timely collections of our receivables to generate cash flow, provide working capital, pay debt, and continue our business operations. If the USG or any of our other customers or any prime contractors for who we are a subcontractor fail to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The USG may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds, administrative error, or lack of an approved budget. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.

The USG may change its procurement or other practices in a manner adverse to us.

The USG may change its procurement practices or adopt new contracting rules and regulations, such as those related to cost accounting standards. It could also adopt new contracting methods relating to GSA contracts or other government-wide contracts, adopt new socio-economic requirements, or change the basis upon which it reimburses our compensation and other expenses or otherwise limit such reimbursements. In all such cases, there is uncertainty surrounding the changes and what actual impacts they may have on contractors. These changes could impair our ability to obtain new contracts or win re-competed contracts or adversely affect our future profit margin. Any new contracting methods could be costly or administratively difficult for us to satisfy and, as a result, could cause actual results to differ materially and adversely from those anticipated.

Our contracts and administrative processes and systems are subject to audits and cost adjustments by the USG, which could reduce our revenue, disrupt our business, or otherwise adversely affect our operating results.

USG agencies routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure and compliance with applicable laws, regulations, and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.

We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.

Our total backlog consists of funded and unfunded amounts. Funded backlog represents contract value from funds appropriated by the U.S. Congress (“Congress”) and obligated by the customer which is expected to be recognized into revenue. Unfunded backlog represents the sum of the unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized into revenue. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.

Without additional Congressional appropriations, some of the contracts included in our backlog will remain unfunded, which could materially and adversely affect our future operating results.

Many of our USG contracts include multi-year performance periods in which Congress appropriates funds on an annual basis. A majority of our contracts are only partially funded at any point during their full performance period and unfunded contract work is subject to future appropriations by Congress. As a result of a lack of appropriated funds or efforts to reduce USG spending, our backlog may not result in revenue or may be delayed. If our backlog estimate is inaccurate and we fail to realize those amounts as revenue, our future operating results could be materially and adversely affected.

Employee misconduct, including security breaches, could result in the loss of customers and our suspension or debarment from contracting with the USG.

Despite our training programs and oversight, we may be unable to prevent our employees from engaging in misconduct, fraud, or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with USG procurement regulations, regulations regarding the protection of classified information, and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we work on involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include timecard fraud and violations of the Anti-Kickback Act of 1986. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance and suspension or debarment from contracting with the USG, which could cause our actual results to differ materially and adversely from those anticipated.

We face intense competition and could fail to gain market share from our competitors, which could adversely affect our business, financial condition, and results of operations.

The market for our products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.

In addition, some of our larger competitors have substantially broader product and service offerings and may be able to leverage their relationships with distribution partners and customers based on other products or services, or incorporate functionality into existing products to gain business in a manner that discourages users from purchasing our products, subscriptions and services, including by selling at zero or negative margins, product bundling, or offering closed technology platforms. Potential customers may also prefer to purchase from their existing suppliers rather than a new supplier regardless of product performance or features. As a result, even if the features of our platform or the quality of our services are superior, customers may not purchase our products or services. In addition, new innovative start-up companies, and larger companies that are making significant investments in research and development, may invent similar or superior products and technologies that compete with our platform. Our current and potential competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their resources. If we are unable to compete successfully, or if competing successfully requires us to take costly actions in response to the actions of our competitors, our business, financial condition, and results of operations could be adversely affected.

Systems failures may disrupt our business and have an adverse effect on our operating results.

Any systems failures, including network, software, or hardware failures, whether caused by us, a third-party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other companies, we have experienced cyber security threats to our data and systems, our Company sensitive information, and our IT infrastructure, including attempted malware and computer virus attacks, unauthorized access, systems failures, and temporary disruptions. Prior attempted cyber-attacks directed at us have not had a material adverse impact on our business and financial results, and we believe that our continuing commitment toward threat detection and mitigation processes and procedures will reduce such impact in the future. Due to the evolving nature of these security threats, however, the impact of any future incident cannot be predicted. In addition, the failure or disruption of our mail, communications, or utilities could cause us to interrupt or suspend our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

The systems and networks that we maintain for our customers, although highly redundant in their design, could also fail. If a system or network we maintain were to fail or experience service interruptions, we might experience loss of revenue or face claims for damages or contract termination. Our errors and omissions liability insurance may be inadequate to compensate us for all the damages that we might incur and, as a result, our actual results could differ materially and adversely from those anticipated.

Customer systems failures could damage our reputation and adversely affect our operating results.

Many of the systems that we develop, integrate, maintain, otherwise support or use involve managing and protecting intelligence, national security, and other sensitive government information. While we have programs designed to protect such information and comply with all relevant privacy and security requirements, the threats that our clients face have grown more frequent and sophisticated. A security breach or system failure in a system that we develop, integrate, maintain or otherwise support could result in a loss of revenue, remediation costs, claims for damages or contract termination and our errors and omissions liability insurance may be inadequate to compensate us from all the damages that we might incur. Any such event could also cause serious damage to our reputation and prevent us from having access to or being eligible further work on such sensitive systems for USG customers.

In addition, to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations, significant delays under a contract, and material adverse effect on our results of operations.

Given these risks, Castellum is adopting mitigation measures in the form of implementing CMMC which is a framework of various cybersecurity standards and best practices that is a requirement for government contractors working with the DoD. This framework includes evaluation and certification by third parties. This is the same program that is being adopted by others with whom we work providing further information assurance. Additionally, all systems we have deployed and are employing meet the CMMC system requirements; key data is backed-up; system administration is being centralized as part of the integration of acquired companies and multi-factor authentication is being deployed throughout the Company.

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

Our success depends, in part, upon our ability to protect our proprietary information. Although our employees are subject to confidentiality obligations, this protection may be inadequate to deter misappropriation of our proprietary information. In addition, we may be unable to detect unauthorized use of our proprietary information in order to take appropriate steps to enforce our rights. If we are unable to prevent third parties from infringing or misappropriating our proprietary information, our competitive position could be harmed, and our actual results could differ materially and adversely from those anticipated.

Our quarterly revenue and operating results could be volatile due to the unpredictability of the USG’s budgeting process and policy priorities.

Our quarterly revenue and operating results may fluctuate significantly and unpredictably in the future. If the USG does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a CR, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the USG procures technology may be negatively affected following changes in presidential administrations and senior government officials or by “divided government” where one political party controls the White House and another party controls Congress. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Our quarterly operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock.

We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.

We generated 19 percent of our total revenue in the year ended December 31, 2021, and 21 percent of our total revenue in the year ended December 31, 2020, from firm fixed-price contracts (“FFP”). FFP contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material (T&M) basis. While these types of contracts are generally subject to less uncertainty than FFP contracts, to the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.

When making proposals for engagements on a FFP basis, we rely on our estimates of costs and timing for completing the projects. These estimates reflect our best judgment regarding our capability to complete the task efficiently. Any increased or unexpected costs or unanticipated delays in connection with the performance of FFP contracts, including delays caused by factors outside of our control, could make these contracts less profitable or unprofitable. If we encounter such problems in the future, our actual results could differ materially and adversely from those anticipated.

Our earnings and margins may vary based on the mix of our contracts and programs.

At September 30, 2022, our backlog included cost reimbursable, T&M, and FFP contracts. Cost reimbursable and T&M contracts generally have lower profit margins than FFP contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the state of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.

The effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S and global economies, leading to disruptions and volatility in global capital markets. While we have taken steps to mitigate the impact of the COVID-19 pandemic on our employees and our business, the continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations, and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures or other restrictions; the inability for us to fully perform on our contracts; delays or limits to the ability of the USG or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of Covid-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by Federal, state, local and foreign governments to prevent the spread of COVID-19.

U.S. Inflation is at a forty-year high which may adversely impact our business.

U.S. inflation is at a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may find that we need to give higher than normal raises to employees, start new employees at higher wage and/or increased cost of employee benefits, but not be able to pass the higher costs through to the government due to competition and government pressures.   Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable (“LPTA”) where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Given the long-term nature of the Company’s contracts, it is unable to take any action to mitigate inflationary pressures.

Inflation may cause the Fed to increase interest rates thereby increasing our interest expense.

Sustained inflation also can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate which normally translates into an increase in most banks’ “prime” rate. Because our notes with the Live Oak Banking Company are both variable interest rate instruments tied to the prime rate, actions by the Fed to increase the federal funds rate will increase our cost of debt and our interest expense thereby reducing our pre-tax income and net income. Our borrowing costs have recently increased and are expected to increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. Federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.

Risks Related to our Acquisitions

We may have difficulty identifying and executing acquisitions on favorable terms and therefore may grow more slowly than we historically have grown.

As part of our business strategy, we may acquire or make investments in complementary companies’ services, products, or technologies. Through acquisitions, we have expanded our base of U.S. Federal, state, and local governments customers, increased the range of solutions we offer to our customers and deepened our penetration of existing markets and customers. We may encounter difficulty identifying new acquisitions and executing suitable acquisitions due to lack of financing. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as we historically have grown, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:

•	increased competition for acquisitions may increase the costs for our acquisitions;
•	unreasonable expectations of companies related to their perceived versus actual value;

50

•
our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the FAR and health, safety, and environmental laws, or their failure to fulfill their contractual obligations to the USG or other customers;

•
our acquisitions may not ultimately strengthen our competitive position or allow us to achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts, and investors;

•	acquisition financing may not be available on reasonable terms or at all;
•	failure to properly integrate our acquisitions with our existing business thereby preventing the realization of potential synergies with the acquired business; and
•	debt incurred in making acquisitions may reduce our financial flexibility to pursue other opportunities or invest in internal growth.

Each of these types of risks could cause our actual results to differ materially and adversely from those anticipated.

We may have difficulty integrating the operations of any companies we acquire, which could cause actual results to differ materially and adversely from what we anticipated.

The success of our acquisition strategy will depend on our ability to continue to successfully integrate any businesses we may acquire in the future. The integration of these businesses into our operations may result in unforeseen operating difficulties, absorb significant management attention, and require significant financial resources that would otherwise be available for the ongoing development of our business. These integration difficulties include the integration of personnel with disparate business backgrounds, the transition of new information systems, coordination of geographically dispersed organizations, loss of key employees of acquired companies, and reconciliation of different corporate cultures. For these or other reasons, we may be unable to retain key customers of acquired companies. Moreover, any acquired business may fail to generate the revenue or net income we expected or produce the efficiencies or cost-savings we anticipated. Any of these outcomes could cause our actual results to differ materially and adversely from those anticipated.

We have substantial investments in recorded goodwill as a result of prior acquisitions and change in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.

Goodwill accounts for $15,533,964 of our recorded total assets as of September 30, 2022. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income and would reduce the value of our total assets and our total equity on our balance sheet.

Risks Related to our Indebtedness

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

We have substantial indebtedness. We have approximately $9,869,272 of debt as of September 30, 2022, the majority of which matures in calendar year 2024. Should our business fail to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining equity capital on terms that may be onerous or highly dilutive. Such a “fire sale” would materially and adversely affect the value of our common stock.

Risks Related to our Common Stock and Preferred Stock

Future sales or potential sales of our common stock in the public market could cause our share price to decline.

If the existing holders of our common stock, particularly our directors, officers, and other 5% stockholders, sell a large number of shares, they could adversely affect the market price for our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.

Because we will not pay dividends on our common stock in the foreseeable future, stockholders will only benefit from owning common stock if it appreciates.

We have never paid cash dividends on our common stock, and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.

Our share price has been, and will likely continue to be, volatile, and you may be unable to resell your shares at or above the price at which you acquired them.

The trading price of our common stock has been, and is likely to continue to be, highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. The market price for our securities may be influenced by many factors that are beyond our control, including, but not limited to:

•	whether our results of operations meet the expectations of securities analysts or investors;
•	departures of key personnel;
•	actual or anticipated changes in the expectations or securities analysts;
•	litigation involving us, our industry, or both;
•	regulatory developments in the U.S., foreign countries or both;
•	price and volume fluctuations in the overall stock market from time to time;
•	fluctuations in the trading volume of our shares or the size of the public float;
•	variations in our revenue and operating expenses;
•	market conditions in our industry and the economy as a whole;
•	actual or expected changes in our growth rates or our competitors’ growth rates;
•	developments or disputes concerning intellectual and proprietary rights;
•	developments in the financial markets and worldwide or regional economies;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	announcements by the government relating to regulations that govern our industry;
•	sales of our common stock or other securities by us or in the open market;
•	changes in the market valuations of other comparable companies;
•	general economic, industry, and market conditions;
•	major catastrophic events; and
•	the other factors described in this “Risk Factors” section.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations, or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations, and financial condition.

Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”

Prior to the Bayberry Acquisition, the Company was once an entity with no or nominal operations and no or nominal non-cash assets (otherwise known as a “shell company”). Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under Rule 144 are not permitted (i) until at least 12 months have elapsed from the date on which we have first filed current “Form 10 information,” reflecting our status as a non-shell company, with the SEC (the September 2, 2022 filing of the Company’s registration statement on Form S-1 fulfilled this requirement); and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of October 12, 2022, we are subject to the reporting rules under the Exchange Act and expect to remain subject to the reporting requirements under the Exchange Act. Sales may not be made under Rule 144 unless we are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act which could cause us to expend significant time and cash resources.

Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could cause the market price of our securities to decline or make it difficult to establish a trading market in our shares.

Our failure to meet the continued listing requirements of the NYSE American could result in a delisting of our common stock and subject us to the penny stock rules.

Our common stock was approved for listing on the NYSE American and began trading there on October 13, 2022; however, if we subsequently fail to meet any of NYSE American’s continued listing requirements, our common stock may be delisted. In addition, our Board may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment. The delisting of our common stock would also subject us to the rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and as a result, stockholders may have difficulty selling their shares.

Sales of a substantial number of shares of our common stock may adversely affect the market price of our common stock and the issuance of additional shares will dilute all other stockholders.

Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. There are 41,
539
,
342
 shares of our common stock outstanding as of November 10, 2022. Thus, we will have the ability to issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase shares of our common stock in this offering.

In connection with the public offering of our common stock, we and our officers, directors and certain stockholders have agreed, subject to customary exceptions, not to, without the prior written consent of EF Hutton, division of Benchmark Investments, LLC, the representative of the underwriters of the public offering, during the period ending twelve months from the date of the public offering in the case of the Company and 180 days from the date of the public offering in the case of our directors, officers, and stockholders who beneficially own more than 5% of our common stock directly or indirectly, offer to sell, pledge or otherwise transfer or dispose of any of shares of our common stock, enter into any swap or other derivatives transaction that transfers to another any of the economic benefits or risks of ownership of shares of our common stock, make any demand for or exercise any right or cause to be filed a registration statement, including any amendments thereto, with respect to the registration of any shares of common stock or securities convertible into or exercisable or exchangeable for common stock or any other securities of the Company or publicly disclose the intention to do any of the foregoing. After the holding periods have expired, the directors and officers and other beneficial stockholders may elect to sell a substantial number of shares of common stock in the public market which could adversely affect the market price of our common stock.

The holders of our Series A preferred stock and Series C preferred stock receive cash dividends.

The holders of our Series A preferred stock and Series C preferred stock receive cash dividends and have a seniority in liquidation preference to the holders of our common stock. To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends in the foreseeable future.

We are an “emerging growth company” and will be able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth Company.” We will remain an “emerging growth company” until the earliest of  (i) the last day of the fiscal year in which we have total annual gross revenues of  $1,235,000,000 or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of the public offering; (iii) the date on which we have issued more than $1,000,000,000 in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The forward-looking statements that we provide herein, or our management team may provide from time to time reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory, economic, market, and financial conditions and other matters, all of which are difficult to predict and many which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections. The inclusion of these forward-looking statements in this Form 10Q should not be regarded as an indication that we, our management, or its representatives considered or consider the projections to be a guaranteed prediction of future events, and the projections should not be relied upon as such.

Unanticipated changes in our tax provisions or exposure to additional income tax liabilities could affect our financial condition and profitability and we may take tax positions that the Internal Revenue Service or other tax authorities may contest.

We are subject to income taxes in the United States. Significant judgments and estimates are required to be made in determining our provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, recapture of prior deductions, limitations on our ability to utilize tax net operating losses in the future, or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.

We have in the past and may in the future take tax positions that the Internal Revenue Service (IRS) or other tax authorities may contest. We are required by an IRS regulation to disclose particular tax positions to the IRS as part of our tax returns for that year and future years. If the IRS or other tax authorities successfully contests a tax position that we take, we may be required to pay additional taxes, interest or fines that may adversely affect our results of operations and financial position.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) ten percent or more of the Company’s capital stock entitled to vote. In addition, our amended and restated articles of incorporation, as amended (the “Amended and Restated Articles of Incorporation”) and amended and restated bylaws (the “Amended and Restated Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt; (ii) provide that vacancies on our Board, including newly created directorships, may be filled by a majority vote of directors then in office, (iii) provide that the Board shall have the sole power to adopt, amend, or repeal the Amended and Restated Bylaws, and (iv) requires a stockholder to provide advance written notice of a stockholder proposal.

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws contain an exclusive forum provision, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, or agents.

Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws provide that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the sole and exclusive forum for state law claims with respect to: (a) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (b) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s stockholders, (c) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of the Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce, or determine the validity of the Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws. Pursuant to Article IX of the Amended and Restated Articles of Incorporation and pursuant to Article XIII of the Amended and Restated Bylaws, and for the avoidance of doubt, this exclusive forum provision shall not be applicable to any action brought under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suites brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Article IX of our Amended and Restated Articles of Incorporation and Article XIII of our Amended and Restated Bylaws. There exists uncertainty, however, as to whether such forum selection provisions of our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws would be enforced by a court.

The choice of forum provision in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Eighth Judicial District Court of Clark County, Nevada the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Eighth Judicial District Court of Clark County, Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. Finally, if a court were to find this provision of our Amended and Restated Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, could have a material adverse effect on us.

Our management collectively owns a substantial amount of our common stock.

Collectively, our officers and directors own or exercise voting and investment control of approximately 61.7% of our outstanding common stock and control 60.6% of the voting power of the Company.  As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:

•	the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determination with respect to mergers or other business combinations;
•	our acquisition or disposition of assets; and
•	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring, or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock in a Company that is controlled by a small number of stockholders.

Although our Company does not intend to utilize the controlled company exemptions to the NYSE American corporate governance listing standards, if we are eligible to utilize the controlled company exemptions in the future, we may choose to do so. In such instance we would be exempted from, among other things, the requirements to have a board with a majority of independent members and the requirement that we have a nominating and governance committee and compensation committee that are composed entirely of independent directors and have written charters addressing the respective committee’s purpose and responsibilities. Our Company’s reliance on such exemption would likely result in a reduction in transparency to shareholders on various governance matters which could negatively impact their investment decisions.

We have identified a material weakness in our internal controls over financial reporting. If we fail to establish and maintain an effective system of internal control or disclosure controls and procedures are not effective, we may not be able to report our financial results accurately and timely or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), requires that we maintain internal control over financial reporting that meets applicable standards. We may err in the design or operation of our controls, and all internal control systems, no matter how well designed and operated, can provide only reasonable assurance that the objectives of the control system are met. Because there are inherent limitations in all control systems, there can be no assurance that all control issues have been or will be detected. If we are unable, or are perceived as unable, to produce reliable financial reports due to internal control deficiencies, investors could lose confidence in our reported financial information and operating results, which could result in a negative market reaction and a decrease in our stock price.

We have identified a material weakness in our internal controls related to the accounting and review over complex accounting transactions. In April 2022 the Company hired David T. Bell as its CFO. As CFO, Mr. Bell will leverage his 28 years of public accounting experience, including his extensive knowledge of complex accounting issues and internal controls, to help the Company design and implement effective controls over complex accounting. Those controls will include his review of all significant complex accounting transactions. There can be no assurances that weakness in our internal controls will not occur in the future. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if and when required), we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales of Unregistered Securities.

There were no sales of unregistered securities in the three months ended September 30, 2022.

(b)	Use of Proceeds from the Public Offering.

On October 12, 2022, the registration statement on Form S-1 (Registration No. 333-267249) for our initial public offering (“Public Offering”) of our common stock was declared effective by the SEC. On October 17, 2022, we closed our Public Offering and 1,500,000 shares of our common stock were issued and sold at a public offering price of $2.00 per share. The underwriters have 45 days following the closing to exercise their option to purchase up to an additional 225,000 shares of common stock. The shares of common stock sold consisted of 1,350,000 shares offered by us and 150,000 shares offered by an existing stockholder, for an aggregate price of $3,000,000. We received $2,700,000 in offering proceeds before deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholder.

The underwriters of our Public Offering were EF Hutton, division of Benchmark Investments, LLC and Joseph Gunnar & Co. LLC. We paid the underwriters of our Public Offering underwriting discounts and commissions totaling $189,000 and incurred approximately $621,000 in offering costs. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $1,890,000. Other than the proceeds payable directly to the selling stockholder, no payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates, other than payments in the ordinary course of business to officers for payments made in connection with their employment agreements.

There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus filed with the SEC on October 14, 2022 pursuant to Rule 424(b)(4).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)
On August 30, 2022 the Registrant filed an Amended and Restated Articles of Incorporation (the “Restated Articles of Incorporation”) with the Secretary of State of Nevada. In connection with the Public Offering, the Company’s Board of Directors and stockholders approved the Restated Articles of Incorporation on July 27, 2022. The Restated Articles of Incorporation are attached hereto as Exhibit 3.1 and is incorporated herein by reference.

(b)	On and effective September 27, 2022 the Registrant’s Board of Directors adopted the Amended and Restated Bylaws of the Registrant (the “Restated Bylaws”), as follows:

1.
Set forth procedures with respect to stockholder nominations of directors and submissions of stockholder proposals at meetings of stockholders which requires a stockholder to provide advance written notice of a proposal to nominate a person for election to the Registrant’s Board of Directors; and

2.	Specify additional types of information and representations that a nominating stockholder or its proposed director nominee must provide to the Registrant in connection with a director nomination.

The foregoing summary of the Restated Bylaws does not purport to be complete and is qualified in its entirety to the full text of the Restated Bylaws, a copy of which is attached as Exhibit 3.2 and incorporated herein by reference.

Item 6. Exhibits

The documents listed in this Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of the company	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Castellum, Inc., KC Holdings Company, Inc., and Specialty Systems, Inc., and the Stockholders Named Herein	S-1	333-267249	2.5	September 2, 2022

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Registrant	8-K	001-41526	3.1	October 18, 2022

4.1	Form of Warrant to Purchase Common Stock	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

10.1	Secured Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note Issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note Issued on August 12, 2021 by Corvus Consulting, LLC and Registrant to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note Issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.15	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.16	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.17++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.18++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.19++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.20++	Modification No. 1 of Contract effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.21++	Time and Material Subcontract Number PO-0018098 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.22++	Modification 13 to Time and Material Subcontract between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.23*+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibits 101

* Filed herewith.
** The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
+

Management contract or compensatory plan.
++
Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) the type of information the Company treats as confidential. The Company will furnish supplementally an unredacted copy of such exhibit to the Securities and Exchange Commission or its staff upon its request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	CASTELLUM, INC.

/s/ Mark C. Fuller
Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)

