Form 10-K
period 2022-12-31
Castellum, Inc.
filed 2023-03-17
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-04321
________________________________________
CASTELLUM, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Nevada	27-4079982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3 Bethesda Metro Center, Suite 700 Bethesda, MD	20814
(Address of Principal Executive Offices)	(Zip Code)
(301) 961-4895
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTM	NYSE American

Securities registered pursuant to section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, based on the closing price per share on December 30, 2022 as reported by the NYSE American, was approximately $28,528,705. The registrant has elected to use December 30, 2022 as the calculation date because on June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the registrant was not registered with the NYSE American.

The registrant had outstanding 42,255,592 shares of common stock, par value $0.0001, as of March 10, 2023.

Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Castellum Inc.

Annual Report on Form 10-K
December 31, 2022

2

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company”, “our Company,” “we,” “our,” “us” and “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”, “Offering”, “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange (“NYSE”) American LLC. As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Explanatory Note Regarding Forward-Looking Statements
Certain information included or incorporated by reference in this Annual Report on Form 10-K, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies and objectives of management for future operations; any statement concerning developments, performance or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “view,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors in this Annual Report on Form 10-K.

Any such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•our lack of operating history, ongoing net income losses, and management of growth trajectory;
•our ability to retain and attract senior management and other employees with required experience leading a public company;
•our ability to raise additional capital on acceptable terms and to service our ongoing debt obligations;
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
•our ongoing relationships with government entities, agencies and teaming partners;
•overall levels of government spending on defense spending and spending on IT services, including potential imposition of sequestration in the absence of an approved budget or continuing resolution;
•our ability to win new contracts amidst increased levels of competition in contract bidding process;
•United States government may cause delays due to appropriation process, change procurement process, and impose audits or cost adjustments to our contracts;
•our inability to receive full amounts authorized, or ongoing lack of funding, for contracts in our backlog;
•potential systems failures, security breaches, or the inability for Company and employees to obtain required clearances;
•our ability successfully to execute additional acquisitions and integrate those operations into our ongoing businesses;
•the effect of ongoing financing efforts and volatility of our common stock share price; and other risks, including those described in “Part I, Item 1A. Risk Factors” discussion of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless the context otherwise requires, all references to the “Company”, “our Company,” “we,” “our,” “us” and “Castellum” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.
Part I
Item 1. Business
Overview
Castellum, Inc. is focused on acquiring and growing technology companies in the areas of cybersecurity, IT, electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, and data analytics. These services are applicable to customers in the United States government (“USG”), financial services, healthcare, and other users of large data applications. They can be delivered to on-premises enclaves or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions. Due to our success in completing six acquisitions over the previous three years and given our executive officers’ and key managers’ networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy given a pipeline of identified and acquisition targets. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company expects that the total value of the Opportunity Pipeline to be approximately $475 million. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.
Our primary customers are agencies and departments of the USG. Our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers. The demand for our expertise and technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and ultimately, improving performance.
We provide expertise and technology to enterprise and mission customers in support of national security missions and government modernization/transformation. Due to the nature of the work being executed for the USG the budgets are expected to continue to grow in support of bipartisan national security imperatives. The majority of contracted work is operational in nature and is funded on an on-going basis.

As a government contractor, Castellum both cooperates (as a teaming partner) and competes with many different companies. Sometimes, Castellum both teams with (on one contract) and competes against (on a different contract) the same company. Among others, Castellum competes with (and sometimes also teams with) Northrup Grumman, CACI, Peraton, and Booz-Allen Hamilton

Our Markets
We provide our expertise and technology to our domestic and international customers in the following market areas:
•Digital Solutions – Castellum transforms how government does business. We modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customer’s operations.
•C4ISR, Cyber & Space – Castellum teams ensure information superiority by delivering multi-domain C4 technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and C-UAS solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield, millimeter wave, and the use of lasers for free space optical communications and long-range sensing.
•Engineering Services – Castellum provides platform integration, modernization, and sustainment; system engineering; naval architecture; training and simulation services; and logistics engineering to help our customers achieve a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries.
•Enterprise IT – Castellum amplifies efficiency with unmatched expertise and next-generation technology. We design, implement, protect, and manage secure enterprise IT solutions for the United States (“U.S.”) federal, state, and local agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction.
•Mission support –Castellum specializes in planning and intelligence support for information warfare and information operations (“IW/IO”). The Company develops IW/IO plans, exercises, doctrine, and training for the Military Services and the Combatant Commands in domestic and deployed overseas locations. Our intelligence support ensures continuous advances in collection, analysis, and dissemination to optimize decision-making. Castellum also has linguists and cultural advisors who provide clients with insights into the history, media consumption, and cultural nuances of target audiences to maximize the effectiveness of communications plans and ensure mission success.
Strengths and Strategy
Extensive Sector Knowledge and Advanced Technology. We primarily offer our expertise and technology to defense, intelligence, and civilian agencies of the U.S. federal, state, and local governments. Our work for USG agencies may combine a wide range of skills drawn from our expertise and technology. For example, Castellum performs software development and virtualization of infrastructure services for the U.S. Navy. We maintain and monitor government owned data centers. We are subject matter experts in electronic and electromagnetic warfare. We perform advanced data analytics on litigation data in support of the Department of Justice. Lastly, through the Company’s IW/IO operations, Castellum provides key services to governments of other nations.
International Presence. We have previously supported international clients in Australia and other foreign countries and believe that future opportunities for providing our services internationally is growing given current record nominal levels of global spending on defense and the continued rising threat from cybersecurity breaches.
Deep-Seated Government Relationships. To effectively perform on our existing customer contracts and secure new customer contracts with the U.S. federal, state, and local governments, we must maintain expert knowledge of agency policies, operations, and challenges. We combine this comprehensive knowledge with expertise and technology for our enterprise and mission customers. Our capabilities provide us with opportunities either to compete directly for, or to support other bidders in competition for multi-million dollar and multi-year award contracts from the U.S. federal, state, and local governments.
Complementary Product and Service Offerings. We have strategic business relationships with several companies associated with the IT industry which have business objectives compatible with ours and offer complementary products and services. We intend to continue development of these kinds of relationships wherever they support our growth objectives. Some of these business relationships have ultimately led to Castellum acquiring the teaming partner firm.
Our marketing and new business development is conducted by many of our officers and managers including the CEO, COO, other executive officers, and other key managers. We employ business development, capture and proposal writer professionals who identify and qualify major contract opportunities, primarily in the USG market and submit bids for those opportunities.
Much of our business is won through submission of formal competitive bids. Government and commercial customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, compliance with proposal requirements, price, and other factors. The terms, conditions, and form of government contract bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type and/or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternative arrangements or opt not to bid for the work. Essentially all contracts with the USG, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. None of Castellum’s subsidiaries have had contract work terminated for non-performance. Although we operate under the risk of such terminations with the potential to have a material impact on operations, they are not common. Additionally, as with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.
Our contracts and subcontracts are composed of a wide range of contract types, including fixed firm price (“FFP”), cost plus fixed fee (“CPFF”), time and materials (“T&M”), labor hour, indefinite delivery/indefinite quantity (“IDIQ”) and government wide acquisition contracts (“GWACS”) such as U.S. General Services Administration (“GSA”) schedule contracts, substantially all of which are annual contracts, with options to renew. Because most government contracts renew annually, the Company does not have a material number of multi-year contracts. Typically, the prime contract will dictate the terms of the subcontracts including, among other things, the workshare percentages, mechanics of payment terms, and the process for operational management. We generated $25,302,224 (60%), $15,381,979 (61%), and $10,419,729 (78%) of our total revenues from T&M contracts in the years ended December 31, 2022, 2021, and 2020, respectively.
In the year ending December 31, 2022, the top three revenue-producing contracts, some of which consist of multiple task orders, accounted for forty-six percent (46%) of our revenue, or $19,223,528. Each of those contracts are associated with the Company’s areas of core expertise, as follows: (i) an annual contract with NAVAIR that contains multiple renewal options is a CPFF contract that goes to the systems engineering and design/software engineering and development expertise where the Company has developed software that manages the aircraft launch and recovery operations on aircraft carriers, (ii) an annual contract with Perspecta with multiple renewal option periods is a T&M contract which supports the cyber and EW work done at the Army Staff Level, and (iii) an annual contract with CACI that contains multiple renewal options is a T&M contract that leverages expertise in EW and is associated with developing a 5G spectrum management strategy and policy.
Some of our key initiatives include the following:
•Continue our unwavering commitment to our customers while supporting the communities in which we work and live;
•Continue to grow organic revenue across our large, addressable market;
•Recruit and hire a world class workforce to execute on our growing backlog; and
•Differentiate ourselves through our investment, including our strategic mergers and acquisitions allowing us to enhance our current capabilities and create new customer access points.
Acquisition Strategy
Castellum seeks acquisitions which fit one or more of the following criteria: (1) expands Castellum's capability in existing areas of expertise such as cybersecurity and electronic warfare; (2) broadens the scope of clients which Castellum serves such as adding a new service branch or new government agency; (3) increases the scale of Castellum's business in existing areas in order to generate better operating profit margins and reduce the Company's wrap rate; (4) increases the geographic footprint of Castellum in order to offer more capability to existing or new clients; (5) adds management talent to Castellum; (6) adds technological capability in new areas which Castellum believes are high growth potential; and (7) fills a need within Castellum to be able to serve current customers such as adding a prime contract vehicle or the capability to win new prime contract vehicles. In all cases, Castellum seeks acquisitions which are immediately accretive on a revenue, EBITDA (earnings before interest, depreciation, and amortization), and net income per share basis as well as positive from a net present value perspective and which fit the culture of Castellum.
Customers
We provide expertise and technology to defense, intelligence, and civilian agencies of the U.S. federal, state, and local governments. Our clients call us to work on their hardest problems by providing innovative, intelligent, and agile cloud-ready capabilities across the DoD Information Network Operations, Electromagnetic Warfare, Cyberspace Operations, Intelligence, and Information Dominance community. We specialize in intelligence analysis, software development, software engineering, turnkey system development, program management, strategic and mission planning, information assurance and cybersecurity and policy along with analysis support.

Our government clients include cabinet-level departments of the USG, U.S. Army, U.S. Navy, U.S. Marine Corp, Special Operations, as well as other federal and civilian agencies. We also serve state and local agencies and commercial clients, working to solve their hardest and most sophisticated cyber challenges, and have one international client.
Contract Backlog
We define backlog to include the following three components:
•Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of a Continuing Resolution (“CR”) by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
In addition, contract backlog excludes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the USG's fiscal year.
We expect to recognize revenue from a substantial portion of funded backlog within the next 24 months. However, given the uncertainties discussed above, as well as the risks described in Budget Environment, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Competition
We operate in a highly competitive industry that includes many firms, some of which are larger in size and have greater financial resources than we have. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the addressable market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.
Research and Development
The Company from time to time engages in research and development relative to its service offerings; however, the amounts expended for such efforts are not material to the Company’s financial statements.

Intellectual Property
The Company currently has no patents or trademarks that it believes to be material to the business. The Company does have significant intellectual property in the form of our highly educated and trained workforce which provides us with technical expertise and an enhanced ability to win ‘re-compete” business.
Regulation
As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant law and regulations that affect us include the following:
•the Federal Acquisition Regulation (“FAR”) and agency regulations supplemental to FAR, which regulate the formation, administration, and performance of USG contract;
•the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties for, among other things, presenting false or fraudulent claims for payments or approval;
•the False Statements Act, which imposes civil and criminal liability for making false statements to the USG;
•the Truthful Cost or Pricing Data Statute (formerly known as the “Truth in Negotiations Act”), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;
•laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the USG;
•post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the USG and deploy former employees of the USG;
•laws, regulations, and executive orders restricting the handling, use, and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only,” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
•laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a USG contract;
•international trade compliance laws, regulations, and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;
•laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain USG contracts because of the work that we currently perform for the USG or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a USG contract;
•laws, regulations, and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain most notably is compliance with Cybersecurity Maturity Model Certification (“CMMC”);
•laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract;
•the National Industrial Security Operating Manual and other laws and regulations concerning the maintenance of a facility security clearance and the safeguarding of classified materials;

•the Contractor Business Systems rule, with authorizes Department of Defense agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirement that govern our right to reimbursement under certain cost-based USG contracts and require consistency of accounting practices over time.
Given the magnitude of our revenue derived from contracts with the DoD, the Defense Contract Audit Agency (“DCAA”) is our relevant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The Defense Contract Management Agency (“DCMA”) as our relevant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA’s audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. We are also subject to audit by Inspectors General of other USG agencies.
The USG may revise its procurement practices or adopt new contract rules and regulations at any time. Internationally, we are subject to special USG laws and regulations (such as The Foreign Corrupt Practices Act of 1977 (the “FCPA”), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political and economic risks. To mitigate the risk of CMMC compliance the Company has employed a senior executive whose full-time responsibility is compliance. Regarding CMMC compliance, this individual is considered a certified assessor and is preparing the Company for CMMC certification.
USG contracts are, by the terms, subject to termination by the USG either for convenience or default by the contractor. In addition, USG contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance could take many years. As is common in the industry, our Company is subject to business risk, including changes in governmental appropriations, national defense polices, service modernizations plans, and availability of funds. Any of these factors could materially adversely affect our Company's business with the USG in the future.
The USG has a broad range of actions it can instigate to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil, and administrative actions by the USG, under the False Claims act, an individual alleging fraud related to payments under a USG contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to thirty percent (30%) of the amount recovered by the government.
See Part I Item 1A Risk Factors: We generate substantially all of our revenue from contracts with the U.S. federal, state and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition and operating results.
Human Capital Resources
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business are significantly correlated with our ability to recruit, train, promote and retain high quality people at all levels of the organization. As of December 31, 2022, we employed 207 full and part-time employees with forty-nine percent (49%) of our employees holding degrees in science, technology, engineering, or mathematics fields, twenty-eight percent (28%) holding advanced degrees, and eighty-four percent (84%) of our employees holding security clearances. We also retain 11 independent contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.
Benefits are viewed as a critical tool for employee recruitment and retention. To that end, Castellum has migrated over half of its employees from their legacy benefits programs to the ADP Professional Employer Organization (“PEO”), with the balance of its employees targeted to be migrated in 2023. The implementation of the ADP PEO has allowed for the extension of benefits not previously offered to include a broad suite of additional services at reduced cost to the employees (such as financial planning, legal services, additional life insurance, and long-term care).
Available Information

The Company was incorporated in Nevada on September 30, 2010 under the name Passionate Pet, Inc. and in January 2013, the Company changed its name to Firstin Wireless Technology, Inc. In March 2015, the Company changed its name to BioNovelus, Inc. On June 12, 2019, the Company acquired Bayberry Acquisition Corporation, a Nevada corporation (“Bayberry” and, as context requires, the “Bayberry Acquisition”). On February 23, 2021, Bayberry was dissolved with the Nevada Secretary of State as it was non-operational after the merger with the Company. On November 21, 2019, we acquired Corvus Consulting, LLC, (“Corvus”), a Virginia limited liability company. On December 26, 2019, following our acquisition of Corvus, we changed our name from BioNovelus, Inc. to Castellum, Inc.

Our principal executive offices are located at 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814. Our telephone number is (301) 961-4895 and our website address is www.castellumus.com.

We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (Form 10-K).

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (“SEC”). The SEC allows us to disclose important information by referring to it in this manner.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our website www.castellumus.com/investor-relations.html, as soon as reasonably practical after we electronically file the material with, or furnish it to, the SEC. [In addition, copies of our annual report will be made available, free of charge, upon written request.] The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Castellum, Inc.

Item 1A. Risk Factors
A description of some of the most important risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes included in Part II, Item 8, and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to our Business, Industry and Operations
We lack a long-term operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in sustained profitability.
We are focused on acquiring and growing technology companies in the areas of information technology (“IT”), electronic warfare, information warfare, and cybersecurity with businesses in the governmental and commercial markets. Since November 2019, we have executed our business plan and completed six acquisitions. As a result, we have a limited operating history on a consolidated basis to evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses, and difficulties. Such risks include:
•limited operating history at our current scale;
•our ability to raise capital to develop our business and fund our operations;

•our ability to anticipate and adapt to developing markets;
•acceptance by our customers;
•limited marketing experience;
•competition from competitors with substantially greater financial resources and assets; and
•the ability to identify, attract, and retain qualified personnel.
Because we are subject to these risks, and the other risks outlined below, you may have a difficult time evaluating our business and your investment in our Company.
We have historically suffered net losses, and we may not be able to sustain profitability.
We had an accumulated deficit of $26,094,570 as of December 31, 2022 and we expect to continue to generate a net loss in the year ending December 31, 2023. As a result, we are incurring net losses, and it is possible that we may not be able to achieve the revenue levels necessary to achieve and sustain net profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
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
We depend on the continued services of our key personnel, including Mark C. Fuller, our Chief Executive Officer (“CEO”), David T. Bell, our Chief Financial Officer (“CFO”), Glen R. Ives, our Chief Operating Officer (“COO”), and Jay O. Wright, our Chief Strategy Officer and General Counsel. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.
Certain key members of our management team lack public company experience in their positions and our executive management team has limited time working together.
The members of our team do not all have experience working in their roles for a public company, including our CEO, COO, and CFO. The management team also has limited experience working together as a team. The inability of any member of our management team to operate effectively in their position, or for the management team to effectively work together, could materially and adversely affect our operating results and future prospects.
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
You may experience dilution, subordination of stockholder rights, preferences, and privileges, and decrease in market price of our common stock as a result of our financing efforts.
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
Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase shares of our common stock in this offering. Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to stockholders: As of March 10, 2023 the maximum potential dilution is 25,561,017 shares and includes Series A preferred stock convertible into approximately 587,500 shares of common stock, Series C preferred stock convertible into 481,250 shares of common stock, convertible promissory notes convertible into 13,044,681 shares of common stock, options granted convertible into 6,425,000 shares of common stock, and warrants granted convertible into 5,022,586 shares of common stock.
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
Failure to effectively manage any future any future growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.
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
Sales to United States (“U.S.”), federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, substantially all of our revenue. Sales to such government entities are subject to the following risks:
•selling to governmental agencies can be highly competitive, expensive and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale. Our existing contracts typically expire after some period of time and must be “re-competed.” There is no guarantee that we will win such re-compete efforts;
•government certification requirements applicable to our products may change and in doing so restrict our ability to sell into the U.S. federal government sector until we have attained the revised certification;
•government demand and payment for our products and services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;
•governments can generally terminate our contracts “for convenience”, meaning we could lose part or all of our revenue on short notice;
•governments routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government refusing to continue buying our services, which would adversely impact our revenue and results of operations, or institute fines or civil or criminal liability if the audit uncovers improper or illegal activities; and

•when we are a subcontractor, we have less control over the execution and success of the contract with the government.
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
As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant law and regulations that affect us include the following:
•the FAR, and agency regulations supplemental to FAR, which regulate the formation, administration, and performance of USG contracts;
•the False Statements Act, which imposes civil and criminal liability for making false statements to the USG;
•the Truthful Cost or Pricing Data Statute (formerly known as the “Truth in Negotiations Act”), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;
•the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;
•laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the USG, including the “FCPA” which prohibits U.S. citizens and entities from bribing foreign government officials to benefit their business interests;
•post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the USG and deploy former employees of the USG;
•laws, regulations, and executive orders restricting the handling, use, and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only,” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
•laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a USG contract;
•international trade compliance laws, regulations, and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability, including The International Traffic in Arms Regulations that controls the manufacture, sale, and distribution of defense and space-related articles and services as defined in the United States Munitions List);
•laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain USG contracts because of the work that we currently perform for the USG or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a USG contract;
•laws, regulations, and executive orders that impose requirements on us to ensure compliance with requirements and protect the USG from risks related to our supply chain such as compliance with CMMC;
•laws, regulations, and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a USG contract;
•the Contractor Business Systems rule, which authorizes DoD agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based USG contracts and require consistency of accounting practices over time.
Given the magnitude of our revenue derived from contracts with the DoD, the DCAA is our relevant government audit agency. The DCAA audits the adequacy of our internal control systems and policies including, among other areas, compensation. The DCMA, as our relevant government contract management agency, may determine that a portion of our employee compensation is unallowable based on the findings and recommendations in the DCAA’s audits. In addition, the DCMA directly reviews the adequacy of certain other business systems, such as our purchasing system. We are also subject to audit by Inspectors General of other USG agencies.
The USG may revise its procurement practices or adopt new contract rules and regulations at any time. When operating outside the U.S., we are subject to special USG laws and regulations (such as the FCPA), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks.
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
The USG has a broad range of actions it can instigate to enforce its procurement law and policies. These include proposing a contractor, certain of its operations or individual employees for debarment or suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil, and administrative actions by the USG, under The False Claims Act, an individual alleging fraud related to payments under a USG contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to 30% of the amount recovered by the government. If we are subject to an enforcement action by the USG, it could materially and adversely affect our results of operations.
USG contracts contain numerous provisions that are unfavorable to us.
USG contracts contain provisions and are subject to laws and regulations that give the government rights and remedies, some of which are not typically found in commercial contracts, including allowing the government to:
•cancel multi-year contracts and related orders if funds for contract performance for any subsequent year become unavailable;
•claim rights in systems and software developed by us;
•suspend or debar us from doing business with the USG or with a governmental agency;
•impose fines and penalties and subject us to criminal prosecution; and
•control or prohibit the export of our data technology or proprietary service solutions.
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
Most of our sales for work performed for the USG are through our teaming partners and are on an open credit basis. We cannot assure an investor these programs will be effective in reducing our credit risks. If we are unable to adequately control these risks, our business, results of operations, and financial condition could be harmed.
Our business could be adversely affected by changes in spending levels or budgetary priorities of the federal, state, and local governments or by the imposition by the USG of sequestration in the absence of an approved budget or continuing resolution.
Because we derive substantially all of our revenue from contracts with the federal, state, and local governments, we believe that the success and development of our business will continue to depend on our successful participation in federal, state, and local contract programs. Since the majority of our revenue comes from the USG, changes in USG budgetary priorities, such as for homeland security or to address global pandemics like COVID-19, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. If the USG imposes sequestration in the absence of an approved budget or CR our participation in USG contract programs could be impaired. A significant decline in USG expenditures, a shift of expenditures away from programs that we support or a change in USG contracting policies could cause USG agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.
At times, we may continue to work without funding, and use our own internal funds to meet our customer’s desired delivery dates for products or services. It is uncertain at this time which of our programs’ funding could be reduced in future years or whether new legislation will be passed by Congress in the next fiscal year that could result in additional or alternative funding cuts.
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
Our contracts and task orders with the USG are typically awarded through a competitive bidding process. We expect that much of that business we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts and other GWACs. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract.
This competitive bidding process presents a number of risks, including the following:
•we bid on programs before the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
•we expend substantial cost and managerial time and efforts to prepare bids and proposals for contracts that we may not win;
•we may be unable to estimate accurately the resources and cost structure that will be required to service any contract we win; and
•we may encounter expense and delay if our competitors protest or challenge awards or contracts to us in competitive bidding, and any such protest or challenge could result in the resubmission of bids on modified specifications, or in termination, reduction, or modification of the awarded contract.
If we are unable to win particular contracts we may be prevented from providing services to customers that are purchased under those contracts for a number of years. If we are unable to consistently win new contract awards over any extended period, our business and prospects will be adversely affected and that could cause our actual results to differ materially and adversely from those anticipated. If we are unable to win prime contracts, or acquire companies with prime contract vehicles, our business and prospects will be adversely affected. In addition, upon the expiration of a contract, if the customer requires further services of the type provided by the contract, there is frequently a competitive rebidding process. There can be no assurance that we will win any particular bid, or that we will be able to replace business lost upon expiration or completion of a contract and the termination or non-renewal of any of our significant contracts could cause our actual results to differ materially and adversely from those anticipated.
Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications needed to perform services for our customers.
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
USG agencies routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.
We may not receive the full amounts authorized under the contracts included in our backlog, which could reduce our revenue in future periods below the levels anticipated.
Our total backlog consists of funded and unfunded amounts. Funded backlog represents contract value from funds appropriated by the U.S. Congress (“Congress”) and obligated by the customer which is expected to be recognized as revenue. Unfunded backlog represents the sum of the unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized as revenue. The primary risks that could affect our ability to recognize revenue from backlog on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of CRs by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the USG's fiscal year.Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.
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

We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. The market for our products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations and business systems. We also face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.
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

Any systems failures, including network, software, or hardware failures, whether caused by us, a third-party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other companies, we have experienced cyber security threats to our data and systems, our Company sensitive information, and our IT infrastructure, including attempted malware and computer virus attacks, unauthorized access, systems failures, and temporary disruptions. Prior attempted cyber-attacks directed at us have not had a material adverse impact on our business and financial results.

Many of the systems that we develop, integrate, maintain, otherwise support or use involve managing and protecting intelligence, national security, and other sensitive government information. A security breach or system failure in a system that we develop, integrate, maintain or otherwise support could result in a loss of revenue, remediation costs, claims for damages or contract termination and our errors and omissions liability insurance may be inadequate to compensate us from all the damages that we might incur. Any such event could also cause serious damage to our reputation and prevent us from having access to or being eligible further work on such sensitive systems for government customers.

In addition, to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations, significant delays under a contract, loss of revenue, claims for damages, contract termination and material adverse effect on our results of operations.

Our insurance, including for errors and omissions liability and property and business interruption, may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

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

Our annual revenue and operating results could be volatile due to the unpredictability of the USG’s budgeting process and policy priorities.
Our annual revenue and operating results may fluctuate significantly and unpredictably in the future. If the USG does not adopt, or delays adoption of, a budget for each fiscal year beginning on October 1, or fails to pass a CR, federal agencies may be forced to suspend our contracts and delay the award of new and follow-on contracts and orders due to a lack of funding. Further, the rate at which the USG procures technology may be negatively affected following changes in presidential administrations and senior government officials or by “divided government” where one political party controls the White House and another party controls Congress. Therefore, period-to-period comparisons of our operating results may not be a good indication of our future performance. Our annual operating results may not meet the expectations of securities analysts or investors, which in turn may have an adverse effect on the market price of our common stock.
We may lose money or generate less than anticipated profits if we do not accurately estimate the cost of an engagement which is conducted on a fixed-price basis.
We generated 8% of our total revenue in the year ended December 31, 2022, 19 percent of our total revenue in the year ended December 31, 2021, and 21 percent of our total revenue in the year ended December 31, 2020, from FFP contracts. FFP contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a time-and-material (T&M) basis. To the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
At December 31, 2022, our backlog included cost reimbursable, T&M, and FFP contracts. Cost reimbursable and T&M contracts generally have lower profit margins than FFP contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the state of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
The effects of health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations, and/or cash flows.
We face various risks related to health epidemics, pandemics, and similar outbreaks, including the global outbreak of COVID-19. The COVID-19 pandemic and the mitigation efforts to control its spread have adversely impacted the U.S and global economies, leading to disruptions and volatility in global capital markets. The continued spread of COVID-19 may have a material adverse effect on our business, financial position, results of operations, and/or cash flows as the result of significant portions of our workforce being unable to work due to illness, quarantines, government actions, facility closures or other restrictions; the inability for us to fully perform on our contracts; delays or limits to the ability of the USG or other customers to make timely payments; incurrence of increased costs which may not be recoverable; adverse impacts on our access to capital; or other unpredictable events. We continue to monitor the effect of COVID-19 on our business, but we cannot predict the full impact of Covid-19 as the extent of the impact will depend on the duration and spread of the pandemic and the actions taken by federal, state, local, and foreign governments to prevent the spread of COVID-19.
U.S. Inflation is at a forty-year high which may adversely impact our business.
U.S. inflation is at a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may need to give higher than normal raises to employees, start new employees at higher wages and/or have increased cost of employee benefits, but not be able to pass the higher costs through to the government due to competition and government pressures. Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable (“LPTA”) where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Given the long-term nature of the Company’s contracts, we may be unable to take sufficient action to mitigate inflationary pressures.
Inflation may cause the Fed to increase interest rates thereby increasing our interest expense.
Sustained inflation also can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate which normally translates into an increase in most banks’ “prime” rate. Because our notes with Live Oak Banking Company are both variable interest rate instruments tied to the prime rate, actions by the Fed to increase the federal funds rate will increase our cost of debt and our interest expense thereby reducing our pre-tax income and net income. Our borrowing costs have recently increased and are expected to increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.
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
As part of our business strategy, we may acquire or make investments in complementary companies’ services, products, or technologies. Through acquisitions, we have expanded our base of U.S. federal, state, and local governments customers, increased the range of solutions we offer to our customers and deepened our penetration of existing markets and customers. We may encounter difficulty identifying new acquisitions and executing suitable acquisitions due to lack of financing. To the extent that management is involved in identifying acquisition opportunities or integrating new acquisitions into our business, our management may be diverted from operating our core business. Without acquisitions, we may not grow as rapidly as we historically have grown, which could cause our actual results to differ materially and adversely from those anticipated. We may encounter other risks in executing our acquisition strategy, including:
•increased competition for acquisitions may increase the costs for our acquisitions;
•unreasonable expectations of companies related to their perceived versus actual value;
•our failure to discover material liabilities during the due diligence process, including the failure of prior owners of any acquired businesses or their employees to comply with applicable laws or regulations, such as the FAR and health, safety, and environmental laws, or their failure to fulfill their contractual obligations to the USG or other customers;
•our acquisitions may not ultimately strengthen our competitive position or allow us to achieve our goals, and any acquisitions we complete could be viewed negatively by our customers, analysts, and investors;
•acquisition financing may not be available on reasonable terms or at all;
•failure to properly integrate our acquisitions with our existing business thereby preventing the realization of potential synergies with the acquired business; and
•debt incurred in making acquisitions may reduce our financial flexibility to pursue other opportunities or invest in internal growth.
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
Goodwill accounts for $15,533,964 of our recorded total assets as of December 31, 2022. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income and would reduce the value of our total assets and our total equity on our balance sheet.
Risks Related to our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
We have substantial indebtedness. We have approximately $13,123,878 (or $10,073,293 net of debt discount) of debt as of December 31, 2022, the majority of which matures in calendar year 2024. Should our business fail to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining equity capital on terms that may be onerous or highly dilutive. Such a “fire sale” would materially and adversely affect the value of our common stock.
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
Because we will not pay dividends on our common stock in the foreseeable future, holders of common stock will only benefit from owning common stock if it appreciates.
We have never paid cash dividends on our common stock, and we do not intend to do so in the foreseeable future. We intend to retain any future earnings to finance our growth. However, the holders of our Series A preferred stock and Series C preferred stock receive cash dividends and have seniority in liquidation preference to the holders of our common stock. Accordingly, any potential investor who anticipates the need for current dividends from his investment should not purchase our common stock.
Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”
The Company was once an entity with no or nominal operations and no or nominal non-cash assets (otherwise known as a “shell company”). Pursuant to Rule 144 promulgated under the Securities Act, sales of the securities of a former shell company, such as us, under Rule 144 are not permitted (i) until at least 12 months have elapsed from the date on which we have first filed current “Form 10 information,” reflecting our status as a non-shell company with the SEC and (ii) unless at the time of a proposed sale, we are subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As of September 2, 2022, we became subject to the reporting rules under the Exchange Act and expect to remain subject to the reporting requirements under the Exchange Act. Sales may not be made under Rule 144 unless we are in compliance with the requirements of Rule 144. Further, it will be more difficult for us to raise funding to support our operations through the sale of debt or equity securities unless we agree to register such securities under the Securities Act which could cause us to expend significant time and cash resources.
Additionally, our previous status as a shell company could also limit our use of our securities to pay for any acquisitions we may seek to pursue in the future. The lack of liquidity of our securities as a result of the inability to sell under Rule 144 for a longer period of time than a non-former shell company could adversely affect our stock price.

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
We are subject to income taxes in the U.S. Significant judgments and estimates are required to be made in determining our provision for income taxes. Changes in estimates of projected future operating results, loss of deductibility of items, recapture of prior deductions, limitations on our ability to utilize tax net operating losses in the future, or changes in assumptions regarding our ability to generate future taxable income could result in significant increases to our tax expense and liabilities that could adversely affect our financial condition and profitability.
We have in the past and may in the future take tax positions that the Internal Revenue Service (“IRS”) or other tax authorities may contest. We are required by an IRS regulation to disclose particular tax positions to the IRS as part of our tax returns for that year and future years. If the IRS or other tax authority successfully contests a tax position that we take, we may be required to pay additional taxes, interest, or fines that may adversely affect our results of operations and financial position.

Anti-takeover provisions in our charter documents and Nevada law could discourage, delay, or prevent a change in control of our Company and may affect the trading price of our common stock.
We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) 10 percent or more of the Company’s capital stock entitled to vote. In addition, our amended and restated articles of incorporation, as amended (the “Amended and Restated Articles of Incorporation”) and amended and restated bylaws (the “Amended and Restated Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board to thwart a takeover attempt; (ii) provide that vacancies on our Board, including newly created directorships, may be filled by a majority vote of directors then in office, (iii) provide that the Board shall have the sole power to adopt, amend, or repeal the Amended and Restated Bylaws, and (iv) requires a stockholder to provide advance written notice of a stockholder proposal.
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
The choice of forum provision in our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers, employees, or agents, which may discourage such lawsuits against us and our directors, officers, employees, and agents even though an action, if successful, might benefit our stockholders. The applicable courts may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. With respect to the provision making the Eighth Judicial District Court of Clark County, Nevada the sole and exclusive forum for certain types of actions, stockholders who do bring a claim in the Eighth Judicial District Court of Clark County, Nevada could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Nevada. Finally, if a court were to find this provision of our Amended and Restated Articles of Incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.
Our management collectively owns a substantial amount of our common stock.
Collectively, our officers and directors own or exercise voting and investment control of approximately 45.0% of our outstanding common stock and control 44.4% of the voting power of the Company. As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:
•the composition of our Board of Directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•any determination with respect to mergers or other business combinations;
•our acquisition or disposition of assets; and
•our corporate financing activities.
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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Our principal executive offices are located at 3 Bethesda Metro Center, Suite 700 Bethesda, Maryland 20814 in a shared office space leased from Regus. As of December 31, 2022, our subsidiaries lease property at the following locations:
•St. Petersburg, Florida (Corvus)
•Augusta, Georgia (Corvus)
•Vienna, Virginia (Merrison)
•Toms River, New Jersey (SSI)

We believe our existing facilities are adequate to meet our current requirements. We do not own any real property.
Item 3. Legal Proceedings
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
Item 4 Mine Safety Disclosures

Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Until October 13, 2022, our common stock was quoted on the OTC Pink Marketplace operated by OTC Markets Group Inc. under the trading symbol “ONOV”. Since October 13, 2022, our common stock has been listed for trading on the New York Stock Exchange (“NYSE”) American under the symbol “CTM”.

Holders of Record

As of March 10, 2023, there were 42,255,592 shares of common stock outstanding held by approximately 211 holders of record (not including an indeterminate number of beneficial holders of stock held in street name), and the last reported sale price of our common stock on the NYSE American on March 10, 2023 was $1.05.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We have paid cash dividends to holders of our Series A preferred stock and Series C preferred stock and currently expect that comparable cash dividends will continue to be paid in the future. The declaration and payment of dividends on our common stock is at the discretion of our Board of Directors and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions, or such other factors as our Board of Directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Unregistered Sales of Securities

Unless specifically noted otherwise, the issuances described in this subsection were made in reliance on the private placement exemption pursuant to Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering.

2022 Issuances

Common Stock

In the three months ended March 31, 2022, we issued (a) 15,000 shares of common stock in accordance with the Series C Preferred Stock subscription agreements, (b) 15,000 shares of common stock in the exercise of stock options, for which we received $12,000, and (c) 7,500 shares of common stock that vest over twelve months to an advisory board member, which we valued at approximately $30,000.

In April, 2022, we also issued (a) 7,500 shares of common stock in consideration of professional services rendered, which we valued at approximately $30,000, and (b) 125,000 shares of common stock to Robert Eisiminger as a commitment fee to enter into a promissory note valued at $500,000.

On April 4, 2022, we entered into a Securities Purchase Agreement (“SPA”) with Crom Cortana Fund LLC (“Crom”). Among other things, the SPA includes (a) the issuance of 656,250 warrants that mature April 4, 2027, with an exercise price of $1.84 per share; and (b) the issuance of 1,250,000 common shares at $0.40 per share. As further inducement to enter into the SPA, Crom was issued 125,000 common shares.

As consideration for our acquisition of the assets of Lexington Solutions Group, LLC (“LSG”) on May 4, 2022, the Company issued 600,000 shares of common stock, which we valued at approximately $3,000,000, set forth in the Amendment No. 1 to the LSG Business Acquisition Agreement.

In May, 2022, 535,000 shares of Series B preferred stock were converted into 2,675,000 shares of common stock, and 7,500 shares of common stock were issued in consideration for professional services rendered, which we valued at approximately $34,000.

In October, 2022, the two remaining holders of the Series B Preferred Stock converted all of the remaining shares of Series B Preferred Stock outstanding into 15,375,000 shares of common stock.

In connection with the Company’s Reverse Stock Split, on October 27, 2022, we issued 1,231 shares of common stock to existing shareholder accounts with fractional shares representing “round up” shares.

On November 7, 2022, we issued 25,000 shares of common stock in connection with our acquisition of the assets of LSG pursuant to the post-closing adjustment set forth in Amendment No. 1 to the LSG Business Acquisition Agreement, which we valued at approximately $30,000.

On November 16, 2022, we issued a total of 60,000 shares of common stock to three subcontractors for professional services rendered, which we valued at approximately $50,000.

We issued 100,000 shares of common stock on December 15, 2022, in connection with the conversion of $160,000 of principal of the Crom Note Payable.

Stock Options

On January 1, 2022, we granted stock options to employees, directors, and officers to purchase a total of 725,000 shares of common stock at an exercise price ranging from $3.30 to $3.40.

On April 1, 2022, we granted stock options to a consultant to purchase 10,000 shares of our common stock at an exercise price of $3.40.

On April 25, 2022, we granted stock options to an officer to purchase 1,800,000 shares of our common stock at an exercise price of $3.80.

On November 11, 2022, we granted stock options to an employee to purchase 50,000 shares of our common stock at an exercise price of $2.00.

Warrants

On April 4, 2022, we issued warrants to Crom in accordance with the SPA to purchase 656,250 shares of common stock at an exercise price of $1.84 per share which expire on April 4, 2027.

On May 2, 2022, we issued warrants to two executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 361,017 shares of common stock at an exercise price of $3.80 per share.

On October 17, 2022, we issued warrants to three executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 1,500,000 shares of common stock at an exercise price of $2.00 per share.

Line of Credit

On March 28, 2022, we entered into a $950,000 revolving line of credit promissory note with Live Oak Banking Company that has a maturity date of March 28, 2029. The note has a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal, plus 2.75%.

Convertible Note Payable

In connection with the SPA with Crom, we entered into a convertible promissory note dated April 4, 2022 in the amount of $1,050,000 at 7% interest per annum which matures on April 4, 2023 and is convertible at a price of $1.60 per share. On February 13, 2023, the Company entered into a series of transactions with Crom to pay off the total amount currently owed under the terms of the convertible promissory note. Refer to subsequent events in Note 16 under Part II, Item 8 on this Annual Report on Form 10-K for details.

2021 Issuances

Preferred Stock

On September 16, 2021, September 23, 2021, October 20, 2021, November 18, 2021, November 23, 2021, and December 9, 2021, we issued a total of 620,000 shares of Series C Preferred Stock, for proceeds of $620,000, to various outside investors to finance the Company’s operations, acquisitions, and development.

Common Stock

On April 29, 2021 and June 15, 2021, we issued 1,114,023 shares of common stock in connection with the acquisition of MFSI, valued at approximately $1,800,000.

On August 6, 2021, we issued 500,000 shares of common stock in connection with the acquisition of Merrison, valued at approximately $1,700,000.

On August 25, 2021, we issued 2,600,000 shares of common stock in connection with the acquisition of SSI, valued at approximately $5,200,000.

On September 16, 2021, September 23, 2021, October 20, 2021, November 18, 2021, November 23, 2021, and December 9, 2021, we issued a total of 62,000 shares of common stock to the holders of the Series C Preferred Stock in accordance with the subscription agreements.

On October 26, 2021, we issued 32,095 shares of common stock in connection with the acquisition of SSI, valued at approximately $64,000.

Stock Options

On January 1, 2021, we granted options to five advisory board members and one employee to purchase 150,000 shares of common stock at an exercise price of $1.60 per share.

On February 21, 2021, we granted options to an employee to purchase 50,000 shares of common stock at an exercise price of $1.00 per share.

On March 12, 2021, we granted options to an advisory board member to purchase 50,000 shares of common stock at an exercise price of $1.80 per share for services rendered.

On April 1, 2021, we granted options to and employee to purchase 100,000 shares of common stock at an exercise price of $1.80 per share.

On July 1, 2021, we granted options pursuant to the terms of an employment agreement to an officer of the Company to purchase 750,000 shares of common stock at an exercise price of $1.60 per share.

On August 6, 2021, we granted options to three employees to purchase a total of 600,000 shares of common stock at an exercise price of $3.40 per share.

On August 12, 2021, we granted options to three employees to purchase a total of 750,000 shares of common stock at an exercise price of $3.40 per share.

On August 31, 2021, we granted options to an employee to purchase 12,500 shares of common stock at an exercise price of $4.00 per share.

Warrants

On January 20, 2021, we issued warrants to two executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 130,000 shares of common stock at an exercise price of $1.60 per share.

On August 5, 2021, we issued warrants to two executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 320,000 shares of common stock at an exercise price of $3.40 per share.

On August 12, 2021, we issued warrants to two executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 1,450,851 shares of common stock at an exercise price of $2.00 per share.

On November 16, 2021, we issued warrants to two executive officers pursuant to the terms of their employment agreements to purchase an aggregate of 170,000 shares of common stock at an exercise price of $4.00 per share.

Secured Note Payable

On August 11, 2021, we entered into a term loan promissory note with Live Oak Banking Company in the principal amount of $4,000,000, that has a maturity date of August 11, 2024. The note is secured by all of the assets of the Company and has a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal, plus three percentage points (3%).

Unsecured Note Payable

On August 12, 2021, we issued the Kaunitz Note, in the principal amount of $400,000 that has a maturity date of December 31, 2024 and bears interest at a rate of five percent (5%).

Convertible Note Payable

On February 1, 2021, the First Buckhout Charitable Remainder Trust (“BCR”) Trust Note and the Second BCR Trust Note, which were issued in connection with acquisition of Corvus Consulting, Inc. (“Corvus”) were combined into one new note in the principal amount of $4,279,617 referred to as the Third BCR Trust Note, that has a maturity date of February 1, 2024. The interest rate remains at five percent (5%) per annum and required monthly principal payments of $10,000. The Third BCR Trust Note is convertible into common stock of the Company at $0.26 per share.

2020 Issuances

Common Stock

On May 2, 2020, we issued 550,000 shares of common stock, which we valued at approximately $110,000, to a director in partial satisfaction for the repayment of a director’s notes plus accrued interest.

On June 12, 2020, we issued 110,000 shares of common stock at $1.00 per share to two existing stockholders of the Company, which we valued at $110,000.

On August 10, 2020, we issued 6,732 shares of common stock at $1.49 per share to the former chief executive officer of Corvus, which we valued at approximately $10,000.

Stock Options

On January 21, 2020, we granted options to two advisory board members to purchase 100,000 shares of common stock at an exercise price of $0.80 per share for services rendered.

On February 1, 2020, we granted options to an advisory board member and employees to purchase 1,209,375 shares of common stock at an exercise price of $0.80 per share.

Convertible Note Payable

On March 31, 2020, in connection with our acquisition of Corvus, we issued the Second BCR Trust Note in the principal amount of $670,138 that had a maturity date of November 21, 2022. The Second BCR Trust Note had an interest rate of five percent (5%) and is convertible into common stock of the Company at $0.26 per share.

Use of Proceeds

On October 12, 2022, the registration statement on Form S-1 (File No. 333-267249) for our initial public offering (“Public Offering”) of our common stock was declared effective by the Securities and Exchange Commission (the “SEC”). On October 17, 2022, we closed our Public Offering and 1,500,000 shares of our common stock were issued and sold at a public offering price of $2.00 per share. The shares of common stock sold consisted of 1,350,000 shares offered by us and 150,000 shares offered by an existing stockholder, for an aggregate proceeds of $3,000,000. We received $2,700,000 in offering proceeds before deducting underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares of our common stock by the selling stockholder.
The underwriters of our Public Offering were EF Hutton, division of Benchmark Investments, LLC and Joseph Gunnar & Co. LLC. We paid the underwriters of our Public Offering underwriting discounts and commissions and incurred offering costs totaling approximately $700,000. Thus, our net offering proceeds, after deducting underwriting discounts and commissions and offering expenses, were approximately $2,000,000. Other than the proceeds payable directly to the selling stockholder, no payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or any affiliates, other than payments in the ordinary course of business to officers for payments made in connection with their employment agreements.

There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated October 12, 2022 and filed with the SEC on October 14, 2022 pursuant to Rule 424(b)(4) of the Securities Act. As of the date of this Annual Report on Form 10-K, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2022.

Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Annual Report on Form 10-K.

Business Overview
We are a technology company focused on leveraging the power of information technology to help solve our nation’s most pressing national security challenges. We provide USG and commercial clients with Cybersecurity, Software Development, Systems Engineering, Information / Electronic Warfare, Program Support, and Data Analytics services. We also offer subject matter expertise in artificial intelligence / machine learning, 5G technologies, model-based systems engineering, program management, information assurance, intelligence analysis, and CMMC compliance. In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of firms that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.

Recent Developments

On October 17, 2022, the Company closed its public offering of 1,500,000 shares of common stock consisting of 1,350,000 shares sold by the Company and 150,000 shares sold by certain selling stockholders, at a public offering price of $2.00 per share. The Company’s registration statement on Form S-1, as amended (File No. 333-267249) relating to the offering was declared effective by the U.S. Securities and Exchange Commission on October 12, 2022.

Key Components of Our Results of Operations
Revenues
Our revenues are primarily derived from services provided to the U.S. federal, state and local governments. We currently generate our revenue from three different types of contractual arrangements: Cost Plus Fixed Fee (“CPFF”), Fixed Firm Price (“FFP”) and Time and Materials (“T&M”) contracts. For CPFF contracts, we use input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”)-approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, we use input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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
•Indirect costs consist of expenses generally associated with bonuses and fringe benefits, including employee health and medical insurance, 401k matching contributions, and payroll taxes.
•Overhead consists of expenses associated with the support of operations or production, including labor for management of contracts, operations, training, supplies, and certain facilities to perform customer work.
•General and administrative expenses consist primarily of corporate and administrative labor expenses, administrative bonuses, legal expenses, IT expenses, and insurance expenses.
Realized Gain on Investment
Realized gain on investment related to a sale of an investment in a private company held by MFSI.

Interest Expense, Net of Interest Income
Interest expense consists of interest paid to service our convertible promissory notes which include the Amended BCR Trust Note, the Term Loan Promissory Note payable and revolving line of credit to Live Oak Banking Company, two promissory notes payable to Robert Eisiminger, the note payable to Emil Kaunitz, and the note payable to Crom Cortana Fund LLC net of interest earned from investments.

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

We follow ASC 740-10 Accounting for Uncertainty in Income Taxes. This requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. Management evaluates their tax positions on a quarterly basis.

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

We file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. We have filed our 2020 and 2021 federal and state tax returns.
Results of Operations
The year to year comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2022	2021
Revenues	$42,190,643	$25,067,450	$17,123,193	68.3%
Cost of revenues	24,593,326	13,992,898	10,600,428	75.8%
Gross profit	17,597,317	11,074,552	6,522,765	58.9%
Operating expenses:
Indirect costs	11,859,401	3,409,649	8,449,752	247.8%
Overhead	1,560,252	850,999	709,253	83.3%
General and administrative expenses	13,586,600	14,539,053	(952,453)	(6.6)%
Loss from change in fair value of contingent earnout	555,000	—	555,000	100.0%
Total operating expenses	27,561,253	18,799,701	8,761,552	46.6%
Loss from operations	(9,963,936)	(7,725,149)	(2,238,787)	29.0%

Other income (expense)	(4,124,506)	(2,477,924)	(1,646,582)	66.5%

Loss before income taxes and preferred stock dividends	(14,088,442)	(10,203,073)	(3,885,369)	38.1%

Income tax benefit (expense)	(819,596)	2,656,643	(3,476,239)	(130.9)%
Net loss	(14,908,038)	(7,546,430)	(7,361,608)	97.6%
Preferred stock dividend	100,516	12,290	88,226	717.9%
Net loss to common shareholders	$(15,008,554)	$(7,558,720)	$(7,449,834)	98.6%
Revenue

Total revenues increased by $17,123,193 or 68.3% to $42,190,643 for the year ended December 31, 2022 from $25,067,450 for the year ended December 31, 2021. This increase was driven largely by the contributions from the acquisitions of SSI and Merrison during the third quarter of 2021 as well as the contributions from LSG acquired during the second quarter of 2022.

Cost of revenues

Total cost of revenues increased by $10,600,428 or 75.8% to $24,593,326 for the year ended December 31, 2022 from $13,992,898 for the year ended December 31, 2021. This increase was driven primarily by the increased level of effort on contracts proportionate to the growth of revenues due to the acquisition activity noted above.

Gross Profit

Total gross profit increased by $6,522,765 or 58.9% to $17,597,317 for the year ended December 31, 2022 from $11,074,552 for the year ended December 31, 2021. This increase was driven primarily by the growth in revenues due to contributions from SSI, Merrison and LSG, offset by costs of revenues as noted above.

Operating expenses

Total operating expenses increased by $8,761,552 or 46.6% to $27,561,253 for the year ended December 31, 2022 from $18,799,701 for the year ended December 31, 2021. This fluctuation was primarily driven by an increase of $8,449,752 in indirect costs during the year ended December 31, 2022, largely attributable to the increase in benefits expense related to the Company’s growth in headcount year over year. In addition, this increase was also driven by increases in non-cash stock based compensation related to executive bonuses. This increase was offset by a decrease in general and administrative expenses of $952,453, or 6.6%, which was primarily due to a decrease in acquisition fees from the prior year as well as less acquisition-based stock based compensation in 2022 paid to executives due to less acquisition activity in 2022. The increase of $709,253 in overhead was primarily driven by an increase in overhead salaries related to our growth in headcount compared to 2021.

Other income (expense)

Other income (expense) increased by $(1,646,582) or 66.5% to $(4,124,506) for the year ended December 31, 2022 from $(2,477,924) for the year ended December 31, 2021. This increase was primarily driven by the increase in the amount of debt outstanding during 2022 as well as rate increases during 2022 on its variable rate debt under its agreement with Live Oak Bank.

Income tax (expense) benefit

Income tax (expense) benefit increased by $(3,476,239) or (130.9)% to $(819,596) for the year ended December 31, 2022 from $2,656,643 for the year ended December 31, 2021. This increase was primarily driven by the increase in deferred tax expense as well as overall revenue growth from the prior year through inorganic contributions from SSI, Merrison and LSG.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2021	2020
Revenues	$25,067,450	$13,338,667	$11,728,783	87.9%
Cost of revenues	13,992,898	7,161,627	6,831,271	95.4%
Gross profit	11,074,552	6,177,040	4,897,512	79.3%
Operating expenses:
Indirect costs	3,409,649	1,679,783	1,729,866	103.0%
Overhead	850,999	276,855	574,144	207.4%
General and administrative expenses	14,539,053	5,688,551	8,850,502	155.6%
Loss from change in fair value of contingent earnout	—	—	—	100.0%
Total operating expenses	18,799,701	7,645,189	11,154,512	145.9%
Loss from operations	(7,725,149)	(1,468,149)	(6,257,000)	426.2%

Other income (expense)	(2,477,924)	(2,295,906)	(182,018)	7.9%

Loss before income taxes and preferred stock dividends	(10,203,073)	(3,764,055)	(6,439,018)	171.1%

Income tax benefit (expense)	2,656,643	1,056,562	1,600,081	151.4%
Net loss	(7,546,430)	(2,707,493)	(4,838,937)	178.7%
Preferred stock dividend	12,290	—	12,290	100.0%
Net loss to common shareholders	$(7,558,720)	$(2,707,493)	$(4,851,227)	179.2%
Revenues

Revenues were $25,067,450 for 2021 as compared to $13,338,667 for 2020. This $11,728,783 increase was primarily driven by the contribution from acquisitions completed in Q3 and Q4 2021. Incremental contributions from those acquisitions were $10,938,015, which was complemented by a $790,7668 increase in organic sales, which were $14,129,435 in 2021.

Cost of revenues

Cost of revenues was $13,992,898 for 2021 as compared to $7,161,627 for 2020. This $6,831,271 increase was primarily driven by the revenue increases contributed by the acquisitions noted above, accounting for $6,250,769 of the total increase. As a percentage of revenue, cost of revenue was 55.8% for 2021 (54.8% for organic and 57.1% for acquisition activity), an increase of 2.1% from 53.7% for 2020, which was driven primarily by a higher-cost contract mix resident at Merrison and SSI.

Gross Profit

Gross profit was $11,074,552 for 2021 as compared to $6,177,040 for 2020. This $4,897,512 increase was primarily driven by acquisitions, contributing $4,687,246 in total, which was complemented by a $210,266 increase in organic gross profit, for a total of $6,387,306. Gross profit margin was 44.2% for 2021 (45.2% for organic and 42.9% for acquisition activity), a decrease of 2.1% from 46.3% for 2020, which was driven primarily by the higher cost contract mix present at Merrison and SSI.

Operating expenses

Indirect costs were $3,409,649 for 2021 as compared to $1,679,783 for 2020. This $1,729,866 increase resulted from a $2,068,091 increase from acquisition activity, which was slightly offset by a $338,225 decrease in organic activity, which totaled $1,341,558 for 2021. This decrease in indirect costs for legacy is primarily due to a $537,998 decrease in costs related to policy changes to vacation, holiday, and sick leave, offset by an increase of $199,773 in other fringe benefits costs consisting primarily of health insurance costs driven by an increase in headcount.
Overhead was $850,999 for 2021 as compared to $276,855 for 2020. This $574,144 increase was primarily due to an increase of $420,324 resulting from activity related to acquisitions, with legacy activities contributing a $127,113 thousand increase in recruiting expenses related to scope of work changes related to existing contracts.
General and administrative expenses were $14,539,054 for 2021 as compared to $5,688,551 for 2020. $2,324,663 of this increase was due to activity related to acquisitions, while $4,448,632 related to executive compensation increases (with newly hired executives’ base pay and other executive bonuses), and $1,886,167 related to stock-based compensation (arising primarily from time-based vesting for newly hired executives and for performance-based compensation for other executives).

Other income (expense)

Realized gain on investment was $38,851 for 2021 as compared to $0 for 2020. This $38,851 increase was due to a gain from an investment in a private company sold by MFSI in 2021.

Interest expense, net of interest income was $2,516,775 for 2021 as compared to $2,295,906 for 2020. This $220,869 increase relates to $106,149 of interest expense relating to an acquisition, the majority of which related to interest on the Live Oak Term Banking Company note secured to acquire SSI. $112,025 of the increase related to amortization of discounts for legacy debt.

Income tax (expense) benefit

Benefit from income taxes was $2,656,643 for 2021 as compared to $1,056,562 for 2020. This $1,600,081 increase was the result of the overall increase in operating expenses relative to revenues, (the largest driver being certain general and administrative expenses (“G&A”) expense referenced above), with an immaterial impact from changes in the effective tax rate.

Contract Backlog
We define backlog to include the following three components:
•Funded Backlog. Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog. Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options. Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of December 31, 2022:

Backlog
Funded	$15,015,214
Unfunded	$8,903,289
Priced Options	$57,426,973
Total Backlog	$81,345,476
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods and other unexercised optional orders. As of December 31, 2022, the Company had $81,345,476 of remaining performance obligations. We expect to recognize approximately 52% of the remaining performance obligations over the next 12 months, and approximately 75% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in the Budget Environment. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
Liquidity and Capital Resources

Sources

We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of December 31, 2022, we had $4,640,896 of cash and cash equivalents on hand and unused borrowing capacity of $649,975 from our revolving line of credit. We believe our existing cash and cash equivalents provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8 and Note 9 under Part II, Item 8, of this Annual Report on Form 10-K.

Information about our cash flows is presented in our statements of cash flows and is summarized in the following table:

	Twelve Months Ended December 31,
	2022	2021	2020
Net cash provided by (used in):
Operating activities	$990,163	$(1,350,136)	$1,006,091
Investing activities	(339,282)	808,834	(5,450)
Financing activities	$1,972,100	$146,835	$109,000
Comparison of the Years Ended December 31, 2022 and 2021

Operating activities

Net cash provided by operating activities increased to $990,163, for the year ended December 31, 2022, from $(1,350,136) for the year ended December 31, 2021. This increase in net cash provided by operating activities was primarily driven by an increase in revenues, decreases in accounts receivables (due to timing of collections), as well as noncash adjustments related to stock based compensation, depreciation and amortization, and a change in accounts receivable during the year ended December 31, 2022.

Investing activities

Net cash provided by (used in) investing activities decreased to $(339,282), for the year ended December 31, 2022, from $808,834, for the year ended December 31, 2021. The decrease in net cash provided by (used in) investing activities was primarily due to the cash paid in the acquisition of LSG during 2022 and the cash received from the acquisitions of MFSI, Merrison, and SSI as well as the sale of an investment in a private company held by MFSI in 2021.

Financing activities

Net cash provided by financing activities increased to $1,972,100, for the year ended December 31, 2022, from $146,835, for the year ended December 31, 2021. The increase in net cash provided (used) by financing activities was primarily due to the proceeds from uplisting to the NYSE American, proceeds from notes payable obtained in 2022, and issuance of preferred and common stock. This increase was partially offset by repayments of notes payable and a repayment of amounts to due to seller.

Comparison of the Years Ended December 31, 2021 and 2020
Operating activities

Net cash used in operations in 2021 increased to $(1,350,136) compared to net cash flow provided by operations in 2020 of $1,006,091, a difference of $(2,356,227). This decrease in operating cash flows period over period is driven by an increase in net loss of $(4,838,937), decreases in accounts receivables (primarily due to the timing of collections) and contract assets of $(2,295,437), a $(1,664,647) decrease in deferred tax provision (our deferred tax benefit increased), offset by $5,982,475 increase in non-cash stock-based compensation expense.

Investing activities

Net cash provided by investing activities for 2021 was $808,834 compared to net cash flow used in investing activities for 2020 of $(5,450), a difference of $814,284. This increase in investing cash flows primarily resulted from $453,480 received in 2021 resulting from acquisitions of MFSI, Merrison, and SSI (net of amounts paid), as well as $365,572 received from the sale of two investments in private companies held by MFSI.

Financing activities

Net cash flow provided by financing activities was $146,835 in 2021 compared to net cash flow of $109,000 provided by financing activities in 2020, a difference of $37,835. This increase in financing cash flows was primarily a result of 2021 activities, including a $525,000 increase in proceeds from issuance of preferred and common stock over 2020 related to acquisition funding and capital raised from accredited investors, offset by decreases of $(470,626) due to repayments of notes payable related to the acquisitions of SSI and Corvus.
Critical Accounting Policies and Estimates
The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 2 — Summary of Significant Accounting Policies to our annual audited consolidated financial statements, included elsewhere in the document. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. (Topic 606). Topic 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The principles in the standard are applied in five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
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
Share-Based Compensation
We account for share-based compensation in accordance with ASC 718 Compensation – Stock Compensation. We calculate compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants.

In determining the grant date fair value of share-based awards, we must estimate the expected volatility, forfeitures, and performance attributes. Since share-based compensation expense can be material to our financial condition, different assumptions and estimates could have a material adverse effect on our financial statements.

Principles of Consolidation

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for a discussion of principles of consolidation.
Recently Issued Accounting Standards

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8 within this Annual Report on Form 10-K for our assessment of recently issued and adopted accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:

Interest Rate Risk

The Company maintains a revolving promissory note and a term loan note with Live Oak Bank, referred to as the “Live Oak Revolving Note” and the “Live Oak Term Loan Note”, respectively. The Live Oak Revolving Note is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2.75%). Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). Rising interest rates are likely to increase our interest expense in the future. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, Secured Overnight Financing Rate (“SOFR”), or London Interbank Offered Rate (“ LIBOR”).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Castellum, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Castellum, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ RSM US LLP
We have served as the Company's auditor since 2020.
McLean, Virginia
March 17, 2023

Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets

	For the Year Ended December 31,
	2022	2021
Assets
Current assets:
Cash	$4,640,896	$2,017,915
Accounts receivable	5,193,562	5,414,401
Contract asset	257,434	591,055
Prepaid income taxes	351,116	—
Prepaid expenses and other current assets	222,995	185,824
Total current assets	10,666,003	8,209,195

Fixed assets, net	173,350	145,792

Noncurrent assets:
Deferred tax asset	—	610,033
Right of use asset – operating lease	35,524	132,690
Intangible assets, net	6,634,167	7,595,599
Goodwill	15,533,964	14,062,964
Total noncurrent assets	22,377,005	22,547,078
Total assets	$33,043,008	$30,756,273

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,617,596	$1,437,827
Accrued payroll and payroll related expenses	1,869,517	1,511,622
Due to seller	280,000	200,000
Obligation to issue common and preferred stock	—	25,000
Contingent consideration	—	275,000
Contingent earnout	812,000	257,000
Derivative liability	824,000	—
Revolving credit facility	300,025	—
Current portion of notes payable, net of discount	2,033,348	1,279,390
Current portion of lease liability – operating lease	22,054	111,999
Total current liabilities	7,758,540	5,097,838

Noncurrent liabilities:
Lease liability – operating lease, net of current portion	12,632	18,715
Note payable – related party, net of current portion	400,000	400,000
Convertible promissory notes – related parties, net of discount, net of current portion	999,430	2,805,184
Notes payable, net of discount, net of current portion	6,340,490	7,112,419
Total noncurrent liabilities	7,752,552	10,336,318

Total liabilities	15,511,092	15,434,156

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of December 31, 2022 and 2021	588	588

Series B Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 and 3,610,000 issued and outstanding as of December 31, 2022 and 2021, respectively	—	361
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 620,000 issued and outstanding as of December 31, 2022 and 2021, respectively	77	62
Common stock, par value $0.0001; 3,000,000,000 shares authorized, 41,699,363 and 19,960,632 shares issued and outstanding as of December 31, 2022 and 2021, respectively	4,170	1,996
Additional paid in capital	43,621,651	26,405,126
Accumulated deficit	(26,094,570)	(11,086,016)
Total stockholders’ equity	17,531,916	15,322,117
Total liabilities and stockholders' equity	$33,043,008	$30,756,273
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2022	2021	2020

Revenues	$42,190,643	$25,067,450	$13,338,667

Cost of revenues	24,593,326	13,992,898	7,161,627

Gross profit	17,597,317	11,074,552	6,177,040

Operating expenses:
Indirect costs	11,859,401	3,409,649	1,679,783
Overhead	1,560,252	850,999	276,855
General and administrative	13,586,600	14,539,053	5,688,551
Loss from change in fair value of contingent earnout	555,000	—	—
Total operating expenses	27,561,253	18,799,701	7,645,189
Loss from operations before other other income (expense)	(9,963,936)	(7,725,149)	(1,468,149)

Other income (expense):
Realized gain on investment	—	38,851	—
Gain on disposal of fixed assets	303	—	—
Change in fair value of derivative liability	(132,000)	—	—
Interest expense, net of interest income	(3,992,809)	(2,516,775)	(2,295,906)
Total other income (expense)	(4,124,506)	(2,477,924)	(2,295,906)
Loss from operations before (expense) benefit for income taxes	(14,088,442)	(10,203,073)	(3,764,055)
Income tax (expense) benefit	(819,596)	2,656,643	1,056,562
Net loss	(14,908,038)	(7,546,430)	(2,707,493)
Less: preferred stock dividends	100,516	12,290	—
Net loss to common shareholders	$(15,008,554)	$(7,558,720)	$(2,707,493)

Net loss per share
Basic and diluted	$(0.55)	$(0.41)	$(0.17)

Shares used in calculation of net loss per share
Basic and diluted	27,468,226	18,259,283	16,249,247
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2022	2021	2020

Cash flows from operating activities:
Net loss	$(14,908,038)	$(7,546,430)	$(2,707,493)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,032,459	1,886,228	1,830,436
Amortization of discount and premium	2,553,317	1,806,848	1,695,067
Stock-based compensation	8,796,641	6,919,524	937,049
Deferred tax provision	610,033	(2,895,571)	(1,230,924)
Gain on sale of fixed assets	(303)	—	—
Financing fees and bank charges	3,775	—	—
Realized gain on investment	—	(38,851)	—
Lease cost	1,139	754	—
Legal fees paid out of proceeds from note payable	30,000	—	—
Change in fair value of contingent earnout	555,000	—	—
Change in fair value of derivative liability	132,000	—	—
Changes in assets and liabilities
Accounts receivable	634,448	(1,217,326)	260,465
Prepaid expenses and other current assets	(321,593)	8,119	(33,280)
Contract asset (liability)	333,621	(817,646)	—
Payment of transaction costs in acquisition of SSI	—	(50,500)	—
Accounts payable and accrued expenses	537,664	594,715	254,771
Net cash provided by (used in) operating activities	990,163	(1,350,136)	1,006,091

Cash flows from investing activities:
Cash paid in acquisition of LSG	(250,000)	—	—
Cash received in acquisition of MFSI	—	93,240	—
Cash received in acquisition of Merrison, net of amounts paid	—	161,305	—
Cash received in acquisition off SSI, net of amounts paid	—	198,935	—
Sale of investment	—	365,572	—
Purchases of intangible assets	—	—	(2,863)
Purchases of fixed assets	(89,282)	(10,218)	(2,587)
Net cash (used in) provided by investing activities	(339,282)	808,834	(5,450)

Cash flows from financing activities:
Proceeds from revolving credit line	300,000	—	—
Proceeds from issuance of common stock	—	—	120,000
Proceeds from issuance of preferred and common stock	625,000	645,000	—
Proceeds from note payable	1,470,000	—	—
Proceeds from exercise of stock options	12,000	8,000	—
Proceeds from stock offering related to uplisting	2,000,756	—	—
Preferred stock dividend	(100,516)	(12,290)	—
Repayment of convertible note payable – related party	(500,000)	(70,000)	—
Repayment of line of credit, net	—	(12,249)	—
Repayment of amounts due to seller	(471,003)	—	—
Repayment of notes payable	(1,364,137)	(411,626)	(11,000)
Net cash provided by financing activities	1,972,100	146,835	109,000
Net (decrease) increase in cash	2,622,981	(394,467)	1,109,641
Cash - beginning of period	2,017,915	2,412,382	1,302,741
Cash - end of period	$4,640,896	$2,017,915	$2,412,382

Supplemental disclosures:

Cash paid for interest	$912,965	$688,930	$599,154
Cash paid for income taxes	$467,910	$168,100	$363,300

Summary of noncash activities:
Adjustment to contingent consideration and customer relationships	$275,000	$—	$—
Gain on extinguishment of convertible note payable - related party	2,667,903	—	—
Debt discount recognized for obligation to issue common stock	500,000	—	—
Partial conversion of note payable	160,000	—	—
Common shares issued for obligation to issue shares	533,750	—	—
Derivative liability recognized as discount of note payable	692,000	—	—
Fair value adjustment recognized on issuance of common stock in Securities Purchase Agreement	93,000	—	—
Deferred issuance costs recognized for note payable	59,300	—	—
Conversion of Series B preferred shares to common stock	1,805	—	—
Conversion of purchase consideration payable to convertible note	—	—	579,617
Beneficial Conversion Feature ("BCF") discount on convertible note, net of tax	—	—	430,423
Conversion of convertible notes – related parties and accrued interest to common stock	—	—	63,800
Cancellation of shares offsetting acquisition of MFSI	$—	$400,000	$—

See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred		Series B Preferred		Series C Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount			Shares	Amount	Shares	Amount
Balances at December 31, 2019	5,875,000	$588	3,610,000	$361	—	$—	14,744,533	$1,474	$4,582,127	$(819,803)	$3,764,747

Shares issued for cash	—	—	—	—	—	—	116,731	12	119,988	—	120,000
Shares issued in conversion of notes payable and accrued interest	—	—	—	—	—	—	550,000	55	63,745	—	63,800
Stock-based compensation - options	—	—	—	—	—	—	—	—	937,049	—	937,049
BCF discount, net of tax	—	—	—	—	—	—	—	—	430,423	—	430,423
Net loss for the year	—	—	—	—	—	—	—	—	—	(2,707,493)	(2,707,493)

Balances at December 31, 2020	5,875,000	$588	3,610,000	$361	—	$—	15,411,264	$1,541	$6,133,332	$(3,527,296)	$2,608,526

Stock-based compensation – options	—	—	—	—	—	—	—	—	3,113,261	—	3,113,261
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	3,806,263	—	3,806,263
Shares issued in acquisition of MFSI	—	—	—	—	—	—	1,114,023	111	1,782,326	—	1,782,437
Cancellation of shares in acquisition of MFSI	—	—	—	—	—	—	(250,000)	(25)	(399,975)	—	(400,000)
Shares issued in acquisition of Merrison	—	—	—	—	—	—	500,000	50	1,594,950	—	1,595,000
Shares issued in acquisition of SSI, net of transaction costs	—	—	—	—	—	—	2,632,095	263	7,822,087	—	7,822,350
Shares issued in asset acquisition of The Albers group, LLC	—	—	—	—	—	—	481,250	49	1,924,951	—	1,925,000
Shares issued in exercise of stock options	—	—	—	—	—	—	10,000	1	7,999	—	8,000
Shares issued for cash in Series C Preferred Subscription Agreements	—	—	—	—	620,000	62	62,000	6	619,932	—	620,000
Net loss for the year	—	—	—	—	—	—	—	—	—	(7,558,720)	(7,558,720)

Balances at December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	—	—	4,985,233	—	4,985,233
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	3,496,912	—	3,496,912
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	75,000	8	379,491	—	379,499
Shares issued for uplisting, net of offering costs of approximately $700,000	—	—	—	—	—	—	1,351,231	135	2,000,621	—	2,000,756

Shares issued for exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash including fair value adjustment	—	—	—	—	—	—	1,250,000	125	499,875	—	500,000
Subscription agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000
Shares issued in acquisition of LSG	—	—	—	—	—	—	625,000	62	2,279,938	—	2,280,000
Gain on extinguishment of related party note	—	—	—	—	—	—	0	—	2,667,903	—	2,667,903
Debt discount recognized for obligation to issue common stock	—	—	—	—	—	—	0	—	(100,000)	—	(100,000)
Partial conversion of note payable	—	—	—	—	—	—	100,000	10	159,990	—	160,000
Shares issued to satisfy obligation to issue shares	—	—	—	—	—	—	132,500	13	533,737	—	533,750
Fair value adjustment on common stock for Crom	—	—	—	—	—	—	0	—	93,000	—	93,000
Deferred issuance costs	—	—	—	—	—	—	125,000	12	59,288	—	59,300
Conversion of Series B preferred shares to common stock	—	—	(3,610,000)	(361)	—	—	18,050,000	1,805	(1,444)	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	(15,008,554)	(15,008,554)

Balances at December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

On July 19, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change the par value of all common and preferred stock to all be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.

On October 13, 2022, the Company effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (“Reverse Stock Split”). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on acquiring and growing technology companies in the areas of information technology, electronic warfare, information warfare and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare and other users of large data applications. The services can be delivered to legacy, customer owned networks or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions.
Bayberry Acquisition Corporation (“Bayberry”) was a wholly owned subsidiary of the Company. Jay Wright and Mark Fuller controlled and managed Bayberry and were named officers and directors of the Company upon the acquisition of Bayberry. The transaction was accounted for as a reverse merger. As a result, Bayberry was considered the accounting acquirer. On February 23, 2021, Bayberry was dissolved with the Nevada Secretary of State as there was no activity, and Bayberry was non-operational post-merger with Castellum.
Corvus Consulting, LLC (“Corvus”), acquired in November 2019, is a wholly owned subsidiary of the Company. Corvus provides scientific, engineering, technical, operational support, and training services to federal government and commercial clients. Corvus focuses on Cyberspace Operations, Electronic Warfare, Information Operations, Intelligence and Joint/Electromagnetic Spectrum Operations. The specialties of Corvus range from high-level policy development and Congressional liaison to requirements analysis, DOTMLPF-p development assistance and design services for hardware and software systems fulfilling the mission needs of the Department of Defense and Intelligence Communities.
The Company entered into a definitive merger agreement with Mainnerve Federal Services, Inc. dba MFSI Government Group, a Delaware corporation (“MFSI”), effective as of January 1, 2021. This acquisition closed on February 11, 2021. MFSI, a government contractor, has built strong relationships with numerous customers, in the software engineering and IT arena. MFSI provides services in data security and operations for Army, Navy and Intelligence Community clients, and currently works as a software engineering/development, database administration and data analytics subcontractor.
The Company acquired Merrison Technologies, LLC, a Virginia limited liability company (“Merrison”), on August 5, 2021. Merrison, is a government contractor with expertise in software engineering and IT in the classified arena.
Specialty Systems, Inc. (“SSI”) was acquired August 12, 2021. SSI is a New Jersey based government contractor that provides critical mission support to the Navy at Joint Base McGuire-Dix-Lakehurst in the areas of software engineering, cyber security, systems engineering, program support and network engineering.

The Company acquired the business assets that represented the Pax River from The Albers Group, LLC (“Pax River”) which closed on November 16, 2021 in an asset purchase for up to 550,000 shares of common stock and cash of $200,000 paid monthly over a 10-month period starting February 2022 upon the satisfaction of conditions in the acquisition agreement.

The Company acquired Lexington Solutions Group, LLC (“LSG”), on April 5, 2022. LSG is a government contractor with a wide range of national security, strategic communication, and management consulting services.
On July 19, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change the par value of all common and preferred stock to all be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.

On October 13, 2022, the Company completed a $3,000,000 public offering, a 1-for-20 Reverse Stock Split of its common shares, and an uplisting to the NYSE American exchange. All share and per share figures related to the common stock have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 4C.
The unprecedented events related to COVID-19, the disease caused by the novel coronavirus (SARS-CoV-2), have had significant health, economic, and market impacts and may have short-term and long-term adverse effects on our business that we cannot predict as the global pandemic continues to evolve. The extent and effectiveness of responses by governments and other organizations also cannot be predicted. Our ability to access the capital markets and maintain existing operations has not been significantly affected during the COVID-19 pandemic. Going forward any possible adverse effects on the business are uncertain given any possible limitations on available financing and how we conduct business with our customers and vendors.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Castellum, Inc. and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Castellum, Inc. is a holding company that holds 100% of Corvus, MFSI, Merrison, SSI, and LSG.
The Company applies the guidance of Topic 805 Business Combinations of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”).
The Company accounted for these acquisitions as business combinations and the difference between the consideration paid and the net assets acquired was first attributed to identified intangible assets and the remainder of the difference was applied to goodwill.
Reclassification
The Company has reclassified certain amounts in the 2020 financial statements to comply with the 2021 and 2022 presentation. These principally relate to classification of certain expenses and liabilities. The reclassifications had no impact on total net loss or net cash flows for the years ended December 31, 2022 or 2021.
Business Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions. The Company maintains one operating and reportable segment, which is the delivery of products and services in the areas of information technology, electronic warfare, information warfare and cybersecurity in the governmental and commercial markets.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, the acquired value of the intangible assets, impaired value of intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, fair value for consideration elements of business combinations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.
Cash
Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2022 and 2021, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank. The Company does not consider this risk to be material.
Fixed Assets and Long-Lived Assets, Including Intangible Assets and Goodwill
Fixed assets are stated at cost. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the assets, which range from three to fifteen years for all classes of fixed assets.

ASC 360 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has adopted Accounting Standard Update (“ASU”) 2017-04 Intangibles – Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment effective April 1, 2017.
The Company reviews recoverability of long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment. The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis. If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.
Intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of December 31, 2022 represent the valuation of the Company’s customer relationships, trade names, backlog and non-compete agreements which were acquired in the acquisitions. These intangible assets are being amortized on either the straight-line basis over their estimated average useful lives (certain trademarks, tradenames, backlog and non-compete agreements) or are being amortized based on the present value of the future cash flows (customer relationships, certain tradenames, backlog and non-compete agreements). Amortization expense of the intangible assets runs through December 2035.
The Company assesses the impairment of identifiable intangibles whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers to be important which could trigger an impairment review include the following:
1.Significant underperformance relative to expected historical or projected future operating results;
2.Significant changes in the manner of use of the acquired assets or the strategy for the overall business; and
3.Significant negative industry or economic trends.
When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on undiscounted cash flows. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill.

Prior to 2022, the Company performed its annual goodwill and intangible asset impairment test at the end of the fourth quarter. In 2022, the Company changed the date of its annual goodwill and intangible asset impairment assessment to the first day of the fourth quarter. The Company believes this change does not represent a material change in method of applying an accounting principle. This voluntary change is preferable under the circumstances as it results in better alignment with the timing of the Company’s long-range planning and forecasting process and provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting. This change does not delay, accelerate, or avoid an impairment of goodwill.

In 2022, Management performed a qualitative analysis as of its annual measurement date, which included a quantitative market capitalization reconciliation. During the fourth quarter of 2022, due to the Company being in a net loss position, Management performed additional qualitative analysis, including a market capitalization reconciliation, to evaluate the performance of its reporting units. Management determined there were no indicators of impairment noted during the years ended December 31, 2022 and 2021.
Subsequent Events
Subsequent events were evaluated through March 15, 2023, the date the consolidated financial statements were issued.

Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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
For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”) approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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

Revenue generated from contracts with federal, state, and local governments is recorded over time, rather than at a point in time. Under the Contract Support Services contracts, the Company performs software design work as it is assigned by the customer, and bills the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts require judgment to allocate the transaction price to the performance obligations. Contracts may have terms up to five years.
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
The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company’s revenue by contract type for the years ended December 31:

	2022	2021	2020
Revenue:
Time and material	$25,302,224	$15,381,979	$10,419,729
Firm fixed price	3,350,084	4,864,638	2,918,938
Cost plus fixed fee	13,538,335	4,745,646	—
Other	—	75,187	—
Total	$42,190,643	$25,067,450	$13,338,667
Contract Balances
Contract assets include unbilled amounts typically resulting from FFP contracts when the revenue recognized exceeds the amounts billed to the customer on uncompleted contracts. Contract liabilities consist of billings in excess of costs and estimated earnings on uncompleted contracts.
In accordance with industry practice, contract assets and liabilities related to costs and estimated earnings in excess of billings on uncompleted contracts, and billings in excess of costs and estimated earnings on uncompleted contracts, have been classified as current. The contract cycle for certain long-term contracts may extend beyond one year; thus, collection of the amounts related to these contracts may extend beyond one year.

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

Under current GAAP, an equity-linked financial instrument that otherwise is not required to be classified as a liability under the guidance Topic 480 is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting.
Generally, for warrants and conversion options embedded in financial instruments that are deemed to have a debt host (assuming the underlying shares are readily convertible to cash or the contract provides for net settlement such that the embedded conversion option meets the definition of a derivative), a reporting entity is required to classify the freestanding financial instrument or the bifurcated conversion option as a liability, which the entity must measure at fair value initially and at each subsequent reporting date.
The amendments in this accounting standards update revise the guidance for instruments with embedded features in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, which is considered in determining whether an equity-linked financial instrument qualifies for a scope exception from derivative accounting.
Accounts Receivable and Concentration of Credit Risk
An allowance is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable; however, United States (“U.S.”) government agencies may pay interest on invoices outstanding more than 30 days. Interest income is recorded when received. As of December 31, 2022 and 2021, management did not consider an allowance necessary.
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
For the years ended December 31, 2022, 2021, and 2020, the Company had three customers represent 62%, 61%, and 81% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has four customers that represent 60% of the total accounts receivable as of December 31, 2022 and three customers that represented 78% of the total accounts receivable as of December 31, 2021 and 2020.
Accounting for Income Taxes
Income taxes are accounted for under the asset and liability method. We estimate our income taxes in each of the jurisdictions where the Company operates. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies.

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

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities, generally for three years after they were filed.

Share-Based Compensation
The Company follows ASC 718 Compensation – Stock Compensation and has adopted ASU 2017-09 Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants.
The Company adopted ASU 2016-09 Improvements to Employee Share-Based Payment Accounting. Cash paid when shares are directly withheld for tax withholding purposes is classified as a financing activity in the statement of cash flows.
Fair Value of Financial Instruments
ASC 825 Financial Instruments requires the Company to disclose estimated fair values for its financial instruments. Fair value estimates, methods, and assumptions are set forth below for the Company’s financial instruments: The carrying amount of cash, accounts receivable, prepaid and other current assets, accounts payable and accrued liabilities, approximate fair value because of the short-term maturity of those instruments. The fair value of debt reflects the price at which the debt instrument would transact between market participants, in an orderly transaction at the measurement date. The fair value of the equity consideration from business combinations are measured using the price of our common stock at the measurement date, along with applying an appropriate discount for lack of marketability. For contingent liabilities from business combinations, the fair value is measured on the acquisition date using an option pricing model. The Company does not utilize derivative instruments for hedging purposes.
Earnings (Loss) Per Share of Common Stock
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding, as well as a warrant to purchase 1,080,717 shares of common stock for a total aggregate exercise price of $1 granted in connection with the $5,600,000 note payable maturing September 30, 2024, as the cash consideration for the holder/grantee to receive common shares was determined to be nonsubstantive. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and all other warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations. The Company subtracts dividends on preferred stock when calculating earnings (loss) per share.
Recent Accounting Pronouncements
The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows or disclosures. There have been no recently issued accounting pronouncements as of December 31, 2022 that would materially impact the Company.

Note 3: Acquisitions
The Company has completed the following acquisitions to achieve its business purposes as discussed in Note 1. As the acquisitions made by the Company in 2022 and 2021 (MFSI, Merrison, SSI, and LSG) were of the common stock or membership interests of the companies, certain assets in some of the acquisitions (intangible assets and goodwill) are not considered deductible for tax purposes.

Mainnerve Federal Services, Inc.
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
The MFSI acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the MFSI acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for MFSI, the Company engaged a third-party independent valuation specialist. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of January 1, 2021. The Company had a valuation prepared by an independent consultant. Upon the finalization of the valuation of MFSI, the Company reclassified $352,000 from goodwill into other intangible assets. There were no transaction costs that were material to this transaction.
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
The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for Merrison, the Company engaged a third-party independent valuation specialist. The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of August 5, 2021. Upon finalization of the valuation, the Company allocated $608,000 from goodwill to other intangible assets. There was a $105,000 adjustment in total purchase consideration upon finalization of the valuations that was applied to goodwill. There were no transaction costs that were material to this transaction. There were no additional adjustments made during the year ended December 31, 2022.

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
The consideration paid for the acquisition of SSI was as follows:

Common stock	$7,872,850
Seller note	400,000
Cash	800,000
Contingent earnout	257,000
Lender financing	4,000,000
$13,329,850
The SSI acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the SSI acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. In order to determine the fair values of tangible and intangible assets acquired and liabilities assumed for SSI, the Company engaged a third-party independent valuation specialist.
The Company had estimated the preliminary purchase price allocations based on historical inputs and data as of August 12, 2021. Upon finalization of the valuation, the Company allocated $3,584,000 from goodwill to other intangible assets. The Company paid $50,500 of SSI’s transaction costs. There was a $2,608,661 adjustment in total purchase consideration upon finalization of the valuations that was applied to goodwill.
During the measurement period, the Company reclassified a portion of the goodwill upon the finalization of an independent valuation report during the year ended December 31, 2021. There were no additional adjustments made during the year ended December 31, 2022.

Pax River

The Company entered into an acquisition agreement with The Albers Group, LLC, on October 22, 2021 which closed November 16, 2021 for certain assets represented by the Pax River business. This acquisition was accounted for as an asset purchase by the Company. The following represents the assets acquired in this acquisition:

Customer relationships (contracts)	$2,400,000

Net assets acquired	$2,400,000
The consideration paid for the acquisition of The Albers Group assets was as follows:

Common stock	$1,925,000
Contingent consideration represented by obligation to issue shares (a)	275,000
Cash (included in amounts due to seller as of December 31, 2021)	200,000
$2,400,000
(a)It was determined that on March 31, 2022, that the requirements under section 1.5(b) of the acquisition agreement had not been achieved, and as a result the contingent consideration to issue the additional 68,750 common shares valued at $275,000 would not be issued. The Company adjusted the customer relationships by the $275,000 down to $2,125,000.

Lexington Solutions Group (“LSG”)

On April 15, 2022, the Company entered into Amendment No. 1 to Business Acquisition Agreement (“LSG Business Acquisition Agreement”) with LSG to acquire the assets of LSG. This LSG Business Acquisition Agreement superseded the Business Acquisition Agreement originally entered into on February 11, 2022. Under the terms of the LSG Business Acquisition Agreement, the Company acquired assets and assumed liabilities of LSG for consideration as follows: (a) 625,000 shares of common stock (600,000 shares paid at closing (issued on May 4, 2022) and 25,000 shares to be held and due within three business days of payment of the second tranche of cash described below); and (b) cash payments as follows: $250,000 due at closing (“initial cash payment”); $250,000 plus or minus any applicable post-closing adjustments (subsequently determined to be $21,003) which was paid within six months after the closing date (“second tranche”); and $280,000 that is due no later than 10 months after the closing date of the acquisition (this amount was paid in January 2023; refer to Note 16 of Item 8 in this Annual Report on Form 10-K).

The following represents the assets and liabilities acquired in this acquisition:

Receivable from Seller	$413,609
Due from employee/travel advance	5,000
Miscellaneous license	2,394
Customer relationships	785,000
Non-compete agreements	10,000
Backlog	489,000
Goodwill	1,471,000
Net Assets acquired	3,176,003

The consideration paid for the acquisition of LSG was as follows:

Common stock (600,000 shares issued May 4, 2022)	2,280,000
Holdback shares (25,000 shares due six months after the closing date)	95,000
Cash	521,003
Due to seller (cash)	280,000
$3,176,003

The LSG acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the LSG acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for LSG, the Company engaged a third-party independent valuation specialist.

The Company had received a valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of April 15, 2022. The allocation of the purchase price is based on the best information available. The Company paid $44,752 in LSG’s transaction costs. The Company concluded that there were no measurement period adjustments during the year ended December 31, 2022. LSG is accounted for under the Corvus reporting unit and its goodwill is presented accordingly in Note 5.
For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.

The following table shows unaudited pro-forma results for the year ended December 31, 2022 and 2021, as if the acquisitions of Merrison, SSI, and LSG had occurred on January 1, 2021 (the Albers Group, LLC is not included below because it was an asset purchase). These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the year ended December 31, 2022
Revenues	$43,710,119
Net loss	$(14,142,670)
Net loss per share - basic	$(0.51)

For the year ended December 31, 2021
Revenues	$21,205,940
Net loss	$(215,475)
Net loss per share - basic	$—
Note 4: Fixed Assets
Fixed assets consisted of the following as of December 31:

	2022	2021
Equipment and software	$141,732	$60,148
Furniture	32,574	32,574
Leasehold improvements	83,266	75,265
Total fixed assets	257,572	167,987
Accumulated depreciation	(84,222)	(22,195)
Fixed assets, net	$173,350	$145,792
Depreciation expense for the years ended December 31, 2022, 2021, and 2020 was $62,026, $19,120, and $1,901 respectively.

Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of December 31, 2022 and December 31, 2021:

		December 31, 2022
		Gross carrying value	Accumulated Amortization	Net carrying value
Customer relationships	4.5 - 15 years	$9,535,000	$(3,916,501)	$5,618,499
Trade name	4.5 years	266,000	(245,336)	20,664
Trademark	15 years	533,864	(88,119)	445,745
Backlog	2 years	1,436,000	(1,077,616)	358,384
Non-compete agreement	3 - 4 years	684,000	(493,125)	190,875
		$12,454,864	$(5,820,697)	$6,634,167

		December 31, 2021
		Gross carrying value	Accumulated Amortization	Net carrying value
Customer relationships	4.5 - 9 years	$9,025,000	$(2,497,998)	$6,527,002
Trade name	4.5 years	266,000	(143,123)	122,877
Trademark	15 years	533,863	(24,387)	509,476
Backlog	2 years	947,000	(858,089)	88,911
Non-compete agreement	3 - 4 years	674,000	(326,667)	347,333
		$11,445,863	$(3,850,264)	$7,595,599

The intangible assets, with the exception of the trademarks, were recorded as part of the acquisitions of Corvus, MFSI, Merrison, LSG, and SSI. Amortization expense for the years ended December 31, 2022, 2021, and 2020 was $1,970,433, $1,867,108, and $1,828,353 respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of December 31 are as follows:

2023	$1,950,067
2024	1,501,040
2025	879,353
2026	669,217
2027	479,528
Thereafter	1,154,962
Total	$6,634,167
The following table presents changes to goodwill for the years ended December 31, 2022 and 2021 for each reporting unit:

	Corvus	SSI	MFSI	Merrison	Total
December 31, 2020	4,136,011	—	—	—	4,136,011
Goodwill acquired through acquisitions	—	8,461,150	685,073	780,730	9,926,953
December 31, 2021	4,136,011	8,461,150	685,073	780,730	14,062,964
Goodwill acquired through acquisitions	1,471,000	—	—	—	1,471,000
Merrison subsumed into Corvus	780,730	—	—	(780,730)	—
December 31, 2022	$6,387,741	$8,461,150	$685,073	$—	$15,533,964
There were no indicators of impairment noted in the periods presented.

Note 6: Convertible Promissory Notes – Related Parties
The Company entered into convertible promissory notes – related parties as follows as of December 31:

	2022	2021
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.260 per share, at 5% interest, (extinguished on April 4, 2022 for new note)	$3,209,617	$4,209,617
Total Convertible Notes Payable – Related Parties	$3,209,617	$4,209,617
Add: Premium recorded on convertible note due to fair value adjustment at date of acquisition of Corvus	—	2,569
Less: BCF Discount	(2,210,187)	(1,407,002)
	$999,430	$2,805,184
Interest expense which includes amortization of discount and premium for the years ended December 31, 2022 and 2021 was $1,535,840 and $1,638,057, respectively. The amount of the debt discount recorded related to the warrants granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
On February 1, 2021, the two promissory notes with The Buckhout Charitable Remainder Trust (Laurie Buckhout – Trustee), were combined into one new note in the principal balance of $4,279,617, that has a new maturity date of February 1, 2024. The interest rate remains at 5% per annum. The conversion terms have remained at $0.26 per share. It was determined that under ASC 470, the debt amendment was considered a modification. Then again on August 12, 2021, the convertible note was amended to remove the principal payments and extend the debt further to September 30, 2024. It was determined that under ASC 470, the debt amendment was considered a modification.
On April 4, 2022, the Company entered into a letter agreement with The Buckhout Charitable Remainder Trust (Laurie Buckhout – Trustee) whereby the Company made a partial repayment of $500,000 (“First Payment”) to reduce the note from $4,209,617 to $3,709,617. The First Payment of $500,000 was paid from proceeds from Crom Cortana Fund, LLC (“Crom”) as part of a unit agreement under the Securities Purchase Agreement (“SPA”) entered into with Crom on April 4, 2022. The Company commenced accruing interest on March 1, 2022, however, no payment of interest was due through October 31, 2022. The Company originally intended to make a second payment (“Second Payment”) of $2,709,617 at the time of an anticipated secondary offering, initially expected to occur on or about August 1, 2022, subject to extensions through October 31, 2022. However, given the timing of our secondary offering, the Second Payment did not occur during the third quarter of 2022 and the Company negotiated an extension of the Second Payment to October 31, 2022. In October 2022, the Company made an advanced principal payment of $500,000, further reducing the principal of the convertible promissory note to $3,209,617.
The entire convertible promissory note – related parties balance is reflected in long-term liabilities.

Note 7: Notes Payable
The Company entered into notes payable as follows as of December 31:

	2022	2021
Note payable at 7% originally due November 2023, now maturing September 30, 2024 (a)	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	400,000	—
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (c)	890,000	—
Note payable with bank, at prime plus 3% interest (6.25% at December 31, 2022) maturing August 11, 2024	2,324,236	3,588,374
Total Notes Payable	9,214,236	9,188,374
Less: Debt Discount	(840,398)	(796,565)
	$8,373,838	$8,391,809
(a)On August 12, 2021, the note payable was amended to extend the debt to September 30, 2024. It was determined that under ASC 470, the debt amendment was considered a modification. The amount of the debt discount recorded related to the warrants granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480.
(b)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company. The shares were issued in April 2022.
(c)On April 4, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Crom. The SPA included (a) a Convertible Promissory Note dated April 4, 2022 in the amount of $1,050,000 at 7% interest per annum. This note matures April 4, 2023 (one-year) and is convertible at a conversion price of $1.60 per share; (b) the issuance of 656,250 warrants that mature April 4, 2027, with an exercise price of $1.84 per share; and (c) the issuance of 1,250,000 common shares at $0.40 per share ($500,000), the proceeds of which were paid to The Buckhout Charitable Remainder Trust for the First Payment. In addition, Crom was issued 125,000 common shares as further inducement to enter into the SPA. The Company analyzed the debt instrument with Crom, under ASC 815-10, and determined that the conversion option should be separated from the host debt instrument (i.e., bifurcated) and classified as a derivative liability, along with the value of the warrants as a derivative liability at the inception date of April 4, 2022. The fair value of the derivative liabilities at inception were reflected as a discount on the note, along with an original issue discount of $50,000, and the discount of $93,000 on the 1,250,000 shares of common stock issued to Crom that had a fair value of $593,000, which exceeded the $500,000 paid by Crom that will be amortized over the life of the note (one year). The derivative liabilities are marked to market each reporting period, and the Company recognized a loss on the change in fair value of the derivative liabilities of 132,000 from April 4, 2022 to December 31, 2022. Furthermore, on February 13, 2023 the Company entered into a series of transactions with Crom to pay off the total amount currently owed under the terms of the convertible promissory note. Refer to subsequent events in Note 16.
Interest expense, which includes amortization of discount, for the years ended December 31, 2022, 2021, and 2020 was $1,874,142, $859,744, and $748,092, respectively.

On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Bank (“Revolving Credit Facility”). The Revolving Credit Facility matures on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. On April 12, 2022, the Company was advanced $300,025 under the Revolving Credit Facility.

Total principal payments on our notes payable for the next three years as of December 31, 2022 are as follows:

2023	$2,244,627
2024	6,969,609
2025	—
Total	$9,214,236
Note 8: Note Payable – Related Party
The Company entered into a note payable – related party as follows as of December 31:

	2022	2021
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the years ended December 31, 2022 and 2021 was $20,000 and $7,726, respectively.
The entire note payable – related party balance is reflected in long-term liabilities.
Note 9: Amount Due To Seller

In the acquisition of LSG, the Company was obligated to pay $3,176,003, which included cash of $780,000 and a working capital adjustment of $21,003. Of this amount, $521,003 was paid by December 31, 2022. The remaining $280,000 of this balance is recorded as a current liability under “Due to Seller” on the Consolidated Balance Sheet as of December 31, 2022.
In the acquisition of assets in The Albers Group, LLC transaction, the Company was obligated to pay $200,000 as part of the acquisition, post the effective date of October 22, 2021. This amount was paid over a 10-month period commencing February 2022. The $200,000 was non-interest bearing and was reflected as a current liability on the Consolidated Balance Sheet as of December 31, 2021 under “Due to seller”. This amount has been paid in full as of December 31, 2022 and is no longer reflected on the consolidated balance sheets.
Note 10: Stockholders’ Equity (Deficit)
On October 13, 2022, the Company effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock. As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.

On July 19, 2021, the Company filed a Certificate of Amendment with the State of Nevada to change the par value of all common and preferred stock to all be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The Series B Preferred Stock was fully converted into Common Stock during 2022, and as such, there is no outstanding Series B Preferred Stock as of December 31, 2022.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001.

On April 7, 2022, the Company amended the Certificate of Designation for its Series A Preferred Stock to (a) provide for an annualized dividend of $0.0125 per share to be paid monthly; (b) amend the conversion ratio for each share of Series A Preferred Stock to convert into two shares of common stock instead of 20 shares of common stock; and (c) provide for the Company to have the option to repurchase the Series A Preferred Stock at any time at a price of $1 per share. In connection with the Amendment to the Certificate of Designation, former officers of the Company (“Former Officers”) entered into a letter agreement dated April 4, 2022 with Crom and the Company for Crom to purchase 1,750,000 shares of Common

Stock from the officers for $445,000, the proceeds of which were paid directly to the Former Officers. The letter agreement also provided for the Former Officers to sell certain amounts of the common stock they own through the date of the public offering.

As of December 31, 2022 and December 31, 2021, the Company had 5,875,000 shares of Series A Preferred Stock issued and outstanding, respectively. The 5,875,000 shares were issued to the Former Officers of the Company in settlement of debt. For the year ended December 31, 2022, the Company has total preferred stock dividends recognized of $100,516, of which $54,988 is related to Series A Preferred Stock dividends.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. On October 17, 2022 the Company issued a total of 15,375,000 shares of Common Stock in connection with the conversion of all of its Series B preferred shares outstanding in connection with its public offering. As of December 31, 2022 and December 31, 2021, the Company had 0 and 3,610,000 shares of Series B Preferred Stock issued and outstanding, respectively. The 3,610,000 shares were issued to directors of the Company in June 2019.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001 (effective July 19, 2021). In the year ended December 31, 2022, the Company raised $150,000 for 150,000 shares of Series C Preferred Stock. In the year ended December 31, 2021, the Company raised $620,000 for 620,000 shares of Series C Preferred Stock along with 1,240,000 common shares. Each share of the Series C Preferred Stock is convertible into 0.625 common shares, and the Series C Preferred Stock pays a $0.06 dividend per Series C Preferred share per year. The dividend commenced accruing when the Series C Preferred Shares were fully designated and issued.

For the year ended December 31, 2022, the Company has total preferred stock dividends recognized of $100,516 of which $45,528 is related to Series C Preferred Stock dividends. The Series C Preferred Stockholders under their subscription agreements were issued 0.1 common shares per Series C Preferred share for their investment. As a result, the Company issued 62,000 common shares for the 620,000 Series C Preferred shares purchased. As of December 31, 2021, another $25,000 was raised for an additional 25,000 Series C Preferred shares and 2,500 common shares that were not issued as of the balance sheet date. The $25,000 is reflected as an obligation to issue shares on the Consolidated Balance Sheet as of December 31, 2021.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company had 41,699,363 and 19,960,632 shares issued and outstanding as of December 31, 2022 and 2021, respectively. The holders of the Company’s Common Stock are entitled to one vote for each share of common stock held.

On October 17, 2022, the Company closed its public offering of 1,500,000 shares of common stock consisting of 1,350,000 shares sold by the Company and 150,000 shares sold by certain selling stockholders, at a public offering price of $2.00 per share. In connection therewith, the Company issued 1,231 shares of common stock to stockholders with fractional shares resulting from the Reverse Stock Split.

Warrants
The following represents a summary of warrants for the years ended December 31:

	2022		2021
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	3,161,568	$1.60	1,090,717	$0.00

Granted	2,517,268	2.22	2,070,851	2.40
Ending balance	5,678,836	$1.84	3,161,568	$1.60
Intrinsic value of warrants	$1,374,303		$5,706,473
Weighted Average Remaining Contractual Life (Years)	5.48
Options
On November 9. 2021. the Company approved the Stock Incentive Plan that authorizes the Company to grant up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done in accordance with a stock option plan. As of December 31, 2022, the Company has granted 62,500 shares of common stock under the Stock Incentive Plan.
The following represents a summary of options for the years ended December 31, 2022 and 2021:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Fair Value
Outstanding, December 31, 2020	1,856,250	$0.80	6.16	1.98
Granted	4,087,500	2.40
Exercised	(10,000)	(0.80)
Forfeited	(1,339,062)	(0.60)
Outstanding December 31, 2021	4,594,688	2.09	6.21	3.72
Granted	2,585,000	3.45	6.25	3.34
Exercised	(15,000)	0.80
Forfeited	(739,688)	2.41
Outstanding December 31, 2022	6,425,000	$2.69	5.63	4.26

As of December 31, 2022
Vested and Exercisable	2,529,397	$2.22	5.33	$3.07

Stock based compensation expense related to stock options for the years ended December 31, 2022 and 2021 was $4,985,233 and $3,113,261, respectively, which is comprised of $3,852,606 and $1,564,080 in service-based grants and $1,132,627 and $1,549,181 in performance-based grants, for the years ended December 31, 2022 and 2021, respectively.

In accordance with ASC 718-10-50, the Company measures the fair value of its share-based payment arrangements using the Black-Scholes model. The Company measures the share-based compensation on the grant date using the following assumptions:

	Year Ended December 31,
	2022	2021
Expected term	7 years	7 years
Expected volatility	114 - 157%	135 - 177%
Expected dividend yield	—	—
Risk-free interest rate	2.00 - 4.18%	0.10%
The Company measures the share-based compensation for all stock options and warrants that are not considered derivative liabilities using the Black-Scholes method with these assumptions, and any changes to these inputs can produce significantly higher or lower fair value measurements. The weighted average grant date fair value of the options granted during the years ended December 31, 2022 and 2021 was $3.34 and $2.40, respectively. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury Security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of the Company. Aside from dividends paid on preferred shares, it is the Company's intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero.
Note 11: Fair Value
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

The Company issued common stock, a convertible note and warrants in a SPA with Crom. The Company evaluated the conversion option in the convertible note and the warrants (“Derivative Liabilities”) to determine proper accounting treatment and determined them to be Derivative Liabilities. The Derivative Liabilities identified have been accounted for utilizing ASC 815 Derivatives and Hedging. The Company has incurred a liability for the estimated fair value of Derivative Liabilities. The estimated fair value of the Derivative Liabilities has been calculated using binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The contingent earnout included in total consideration for the SSI acquisition, included in current liabilities on the Condensed Consolidated Balance Sheets, is measured at fair value on a recurring basis using the present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA to estimate expected value. Changes in fair value of the contingent earnout are recorded as gains or losses on revaluation in operating expenses on the Consolidated Statements of Operations.

The Company determined that the significant inputs used to value the Derivative Liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$824,000	$824,000
Contingent earnout	—	—	812,000	812,000
Total	$—	$—	$1,636,000	$1,636,000

	Fair Value Measurements at December 31, 2021
	Level 1	Level 2	Level 3	Total
Contingent earnout	$—	$—	$257,000	$257,000
Total	$—	$—	$257,000	$257,000

The Company’s Derivative Liabilities as of December 31 are as follows:

	2022	2021	Inception
Fair value of conversion option of Crom Cortana Fund LLC convertible note	$191,000	$—	$314,000
Fair Value of 656,250 warrants on April 4, 2022	$633,000	$—	$378,000
	$824,000	$—	$692,000

During the year ended December 31, 2022, 2021, and 2020 the Company recognized changes in the fair value of the Derivative Liabilities of $824,000, $0, and $0 respectively.

Activity related to the Derivative Liabilities for the year ended December 31, 2022 is as follows:

Beginning balance as of December 31, 2021	$—
Issuance of Derivative Liabilities	(692,000)
Warrants exchanged for common stock	—
Change in fair value of Derivative Liabilities	(132,000)
Ending balance as of December 31, 2022	$(824,000)

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the Derivative Liabilities is estimated using a binomial valuation model. The assumptions, inputs and methodologies the Company uses in determining fair value result in inherent uncertainty due to the application of judgment. The following assumptions were used for the periods as follows:

	December 31, 2022	Inception - April 4, 2022
Expected term - conversion option	0.26 years	1 year
Expected term - warrants	4.26 years	5 years
Stock price as of measurement date	$1.26	$3.80
Equity volatility - unadjusted	161.00%	278.80%
Volatility haircut	5.00%	5.00%
Selected volatility - post haircut	156.50%	112.60%
Senior unsecured synthetic credit rating	CCC+	CCC+
B- market yield	6.30%	4.50%
OAS differential between CCC+ and B- bonds	387 bps	383 bps
Risk adjusted rate	10.30%	8.30%
Risk-free interest rate	4.40%	1.70%
Note 12: Related-Party Transactions
In June 2021, the Company raised $220,000 for 220,000 shares of the to be designated Series C Preferred Stock along with 440,000 common shares from the newly hired Chief Growth Officer of the Company.
In January 2021, August 2021, November 2021 and April 2022, the Company granted warrants to two of its officers pursuant to the employment agreements with these officers as a bonus for closing the MFSI, Merrison, SSI, Pax River (assets purchased from The Albers Group, LLC) and LSG transactions.

During 2022, the Company repaid $1,000,000 of note principal to a member of its Board of Directors in relation to payments on its related party note payable. For details on this note payable refer to Note 6.

Note 13: Defined Contribution Plan

The Company maintains a 401(k) plan as a defined contribution retirement plan for all eligible employees. The 401(k) plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plan enrolls employees immediately with no age or service requirement.

The 401(k) Plan employer match was $651,353, $434,267 and $271,647 in the years ended December 31, 2022, 2021 and 2020, respectively.

Note 14: Commitments
The Company, since April 2020, has entered into a series of employment agreements with management and key employees. The employment agreements are generally for terms ranging from three to four years and stipulate the compensation which include base pay and bonuses, as well as non-cash compensation (warrants or stock options) that are to be issued to the employee. The employment agreements run through June 30, 2025.

On April 1, 2020, the Company entered into employment agreements with both Mark Fuller and Jay Wright (the “Two Officers”). The agreements have a term of three years. Pursuant to the agreements, each of the Two Officers have a base salary of $240,000 per year and may be increased to $25,000 per month upon reaching an annualized revenue run rate of $25,000,000 or greater, $30,000 per month upon reaching an annualized revenue of $50,000,000 or greater, or $40,000 per month upon reaching an annualized revenue run rate of $75,000,000 or greater.
The Company shall pay to the Two Officers a cash bonus equal to the lesser of (i) one percent (1%) of the trailing twelve months revenues of each company acquired during the term of the employment agreement, or (ii) four percent (4%) of the trailing twelve month EBITDA of each business acquired during the term of the employment agreement, provided that, for a bonus to be due, such acquisition must be accretive to the Company on both a revenue per share and EBITDA per share basis. Additionally, the Company shall issue 1 warrant to each of the Two Officers for each $1 of revenue acquired in any such acquisition with a 7-year term and a strike price equal to the price used in such acquisition or if no stock is used, the 30-day moving average closing price of the Company’s stock.

An additional bonus of $50,000 and 500,000 warrants with a $2.00 strike price shall be paid to the the Two Officers upon the Company commencing trading on either the Nasdaq or the NYSE (which occurred on October 13, 2022), and an additional bonus of $125,000 and 1,250,000 warrants with a $2.40 strike price shall be paid to each of the Two Officers upon the Company joining the Russell 3000 and/or Russell 2000 stock index(ices).
On July 1, 2021, the Company entered into an employment agreement with its Chief Growth Officer for a period of four years, expiring June 30, 2025. Pursuant to the agreements, the Chief Growth Officer has a base salary of $250,000 per year and may be increased to $25,000 per month upon the Navy division reaching an annualized revenue run rate of $25,000,000 or greater, $30,000 per month upon the Navy division reaching an annualized revenue of $60,000,000 or greater, or $40,000 per month upon the Navy division reaching an annualized revenue run rate of $100,000,000 or greater.
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
On August 5, 2021, the Company and the former executive of Merrison (the “Executive”) entered into an employment agreement for a period of three years through August 5, 2024. Under the employment agreement, the Executive shall be paid a base salary of $220,000 annually and receive 150,000 stock options. In addition, the Executive will be provided a bonus of $80,000 payable annually on August 31 each year, starting August 31, 2022, if and only if Merrison maintains an annualized net income of $500,000 for the one-year period ending on the applicable August 31.
On August 12, 2021, the Company entered into several employment agreements for three-year periods with the two executives of SSI as well as three management personnel. These agreements all contain base salaries and bonus criteria. In addition, the three key management personnel received 300,000 stock options each, of which one of those three retired December 31, 2021.
On April 25, 2022, the Company entered into an employment agreement with its Chief Financial Officer (“CFO”). The employment agreement has a term of three years and five days and automatically renews for successive one-year periods unless terminated by the Company or the CFO, with 90 days advance notice of its intent not to renew. The agreement provides for an annual base salary of $275,000 (the “CFO Base Salary”). The CFO Base Salary will increase as follows: (i) $25,000 per month upon the Company achieving an annualized revenue run rate of $50,000,000 or greater; (ii) $35,000 per month upon the Company achieving an annualized revenue run rate of $75,000,000 or greater; (iii) $40,000 per month upon the Company reaching an annualized revenue run rate of $150,000,000 or greater and EBITDA margin of no less than 7%; and (iv) $45,000 per month upon the Company reaching an annualized revenue run rate of $300,000,000 or greater and adjusted EBITDA margin of no less than 8%. The CFO Base Salary shall be payable in regular installments in accordance with the Company’s general payroll practices.

Additionally, the CFO shall be eligible to earn a performance bonus at the discretion of the Board of the Company with target bonuses that are the following percentages of CFO Base Salary based on certain performance criteria set forth in the employment agreement: (i) 50% of CFO Base Salary of less than $35,000 per month; (ii) 60% of CFO Base Salary of $35,000 to less than $40,000 per month; and (iii) 100% of CFO Base Salary of $40,000 or more per month. The performance criteria include (a) ensure on time filing of all periodic filings (Form 10Q and Form 10K) and event driven filings (Schedule 13(d), Section 16 filings (Forms 3, 4, and 5) and Form 8K); (b) ensure on time filings and payment of all federal, state and local tax obligations; and (c) prepare an annual consolidated draft budget based on subsidiary budgets by October 31 each year. The CFO is entitled to earn an additional bonus of (i) $50,000 and 500,000 warrants to purchase the Company’s common stock with an exercise price of $2.00 upon the Company’s common stock trading on any tier of the Nasdaq or the New York Stock Exchange (which occurred on October 13, 2022), and (ii) $100,000 and 750,000 warrants to purchase the Company’s common stock with an exercise price of $2.40 upon the Company joining the Russell 3000 and/or Russell 2000 stock index(ices). The Board of the Company may pay an additional bonus (separate from any target) in its sole discretion.

As an additional incentive for entering into the employment agreement, the CFO was granted 1,800,000 stock options to purchase the Company’s common stock at an exercise price of $3.80 per share. The price amount is subject to adjustment in the event of a forward or reverse stock split, stock dividend or other similar mechanism. The stock options vest ratably over the first 36 months of employment with the Company. In the event of a change in control of the Company, unvested options shall not vest unless (i) the CFO is not given a commensurate position in the resulting organization, or (ii) the change in control transaction results in a price to stockholders of at least $8.00 per share. The agreement entitles the CFO to receive various employee benefits generally made available to other officers and senior executives of the Company.

Note 15: Income Taxes
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31:

	2022	2021	2020
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income taxes at statutory rate	3.50%	7.61%	4.76%
Change in tax rate	(2.90)%	(1.58)%	2.17%
Permanent differences	(7.70)%	(0.98)%	0.02%
Other	(1.70)%	(0.04)%	—%
Change in valuation allowance	(17.90)%	0.00%	—%
Totals	(5.70)%	26.01%	27.95%
The following is a summary of the net deferred tax asset (liability) as of December 31:

	2022	2021	2020
Deferred tax assets:
Net operating losses	$—	$—	$53,457
Lease liabilities	8,973	—	—
Accrued bonus/PTO/Vacation	148,776	95,673	73,390
Stock options/consultant stock	3,008,318	2,358,218	243,628
Section 195 costs	41,817	53,881	52,416
Other	149,153	2,407	1,281
Total deferred tax assets	3,357,037	2,510,179	424,172

Deferred tax liabilities:
Intangible assets	(939,607)	(1,334,460)	(620,722)
ROU Assets	(9,052)	—	—
Property and equipment	(8,569)	(14,312)	(1,438)
Debt discount	(741,579)	(400,064)	(707,703)
Section 481(a) adjustment	(43,443)	(151,310)	(159,554)

Total deferred tax liabilities	(1,742,250)	(1,900,146)	(1,489,417)

Valuation allowance	$(1,614,787)	$—	$—

Net deferred tax assets (liabilities)	$—	$610,033	$(1,065,245)

A full valuation allowance was established in the second quarter of 2022 due to the uncertainty of the utilization of deferred tax assets in future periods. In evaluating the Company’s ability to realize the deferred tax assets, management considered all available positive and negative evidence, including cumulative historic earnings, reversal of temporary differences, projected taxable income and tax planning strategies. The Company’s negative evidence, largely related to the Company's historical pre-tax net losses, currently outweighs its positive evidence of future taxable income therefore it is more-likely-

than-not that the Company will not realize a significant portion of our deferred tax assets. The amount of the deferred tax asset to be realized in the future could however be adjusted if objective negative evidence is no longer present.

Section 382 of the Internal Revenue Code provides an annual limitation on the amount of federal NOLs and tax credits that may be used in the event of an ownership change. The Company had a net operating loss carryforward totaling approximately $286,760 at December 31, 2020 that was used to offset 2021 taxable income.
The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2022 and 2021.
The provision (benefit) for income taxes for the years ended December 31 are as follows:

	2022	2021	2020
Current	$209,563	$238,928	$174,362
Deferred	610,033	(2,895,571)	(1,230,924)

Total	$819,596	$(2,656,643)	$(1,056,562)
Note 16: Subsequent Events
On January 18, 2023, the Company signed a non-binding letter of intent to acquire an East Coast based government contractor which focuses on cybersecurity, data analysis, and other IT services for federal civilian agencies.

On January 23, 2023, the Company made a final payment of $280,000 pursuant to the terms of the LSG Business Acquisition Agreement.

On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is to fund the pending acquisition related to a non-binding letter of intent signed on November 7, 2022. In connection therewith, the Company and Crom entered into an agreement to pay off the amount currently owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 (the “2022 Note Payable”). In consideration of a cash payment of $300,000 and 556,250 shares of common stock representing conversion of the remaining principal balance the Company’s obligations under the 2022 Note Payable are deemed satisfied reducing the balance to zero.

Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expire 60 months from the date of issuance. The proceeds of the 2023 Note Payable will be used primarily to fund a pending acquisition, as well as fund the debt repayment referred to in the foregoing paragraph. As a result of these transactions, the current Crom note payable of $890,000, reported in current liabilities on the consolidated balance sheets as of December 31, 2022, will be reported in noncurrent liabilities in 2023.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting

We previously disclosed a material weakness in our internal control over financial reporting that existed as of December 31, 2021. We determined that we had a material weakness in our controls related to the review over complex accounting transactions. There were no misstatements as a result of this material weakness; however, it could have resulted in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

With the oversight of senior management, we implemented remediation steps in 2022 including:

•Hiring the CFO, the VP of Finance and Controller, and the Senior Director of Accounting, each having expertise in complex accounting transactions, extensive internal control experience, and substantial backgrounds in public accounting.

•Implementing a process whereby each complex accounting transaction is researched and reviewed along with timely involvement of management’s specialists when necessary.

Management is satisfied that these remediation activities are sufficient to conclude that the material weakness identified during the year ended December 31, 2021 has been remediated as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

Other than those to remediate the material weakness noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The rules define internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Internal control over financial reporting is subject to inherent limitations. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this annual report on Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Certain information required in Part III is omitted from this report but is incorporated herein by reference from our Proxy Statement for the 2023 Annual Meeting of Stockholders (as amended or supplemented, the “2023 Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). The 2023 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.
Item 11. Executive Compensation

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated herein by reference to our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of this Annual Report on Form 10K is incorporated herein by reference to our 2023 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Consolidated Financial Statements

The consolidated financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	10.1	February 16, 2023

10.1	Amended and Restated Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note issued on August 12, 2021 by Specialty Systems, Inc. to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022
10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022

10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	10.1	February 16, 2023

10.25	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023
14.1	Code of Ethics and Business Conduct	S-1	333-267249	14.1	September 2, 2022
21.1	List of Subsidiaries	S-1	333-267249	21.1	September 2, 2022

24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
#    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

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
(b) Financial statement schedules.
All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the financial statements and related notes thereto.
Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CASTELLUM, INC.

By: /s/ Mark C. Fuller
Date: March 17, 2023	Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

Date: March 17, 2023	By: /s/ David T. Bell
David T. Bell
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mark C. Fuller and David T. Bell, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jay O. Wright	General Counsel, Director	March 17, 2023
Jay O. Wright

/s/ Mark S. Alarie	Director	March 17, 2023
Mark S. Alarie

/s/ Bernard S. Champoux	Chair, Director	March 17, 2023
Bernard S. Champoux

/s/ Laurie Buckhout	Director	March 17, 2023
Laurie Buckhout

/s/ John F. Campbell	Director	March 17, 2023
John F. Campbell

/s/ Patricia Frost	Director	March 17, 2023
Patricia Frost

/s/ Emil Kaunitz	Director	March 17, 2023
Emil Kaunitz

/s/ C. Thomas McMillen	Director	March 17, 2023
C. Thomas McMillen