Form 10-Q
period 2023-03-31
Castellum, Inc.
filed 2023-05-15
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 10, 2023
Common Stock, par value $0.0001 per share	47,331,674

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company”, “our Company,” “we,” “our,” “us” and “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split”, “Offering”, “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange American LLC ("NYSE"). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•changes in the market acceptance of our products and services;
•overall levels of government spending, including defense spending and spending on IT services;
•increased levels of competition;
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
•adverse conditions in the industries in which our customers operate;
•our ability to retain and attract senior management and other employees;
•our ability to respond quickly and effectively to new technological developments;
•our ability to protect our trade secrets or other proprietary rights, operate without infringing upon the proprietary rights of others and prevent others from infringing on the proprietary rights of the Company;
•sequestration imposed by the United States government in the absence of an approved budget or continuing resolution;

•existing revenues related to small business contracts are not replaced by other opportunities; and
•failure by our company to win prime contracts or acquire companies with prime contract vehicles.
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets:
Cash	$2,270,987	$4,640,896
Accounts receivable	8,246,053	5,193,562
Contract asset	184,325	257,434
Prepaid income taxes	329,036	351,116
Prepaid expenses and other current assets	393,568	222,995

Total current assets	11,423,969	10,666,003

Fixed assets, net	337,242	173,350

Non-Current Assets:
Deferred tax asset	—	—
Right of use asset - operating lease	—	35,524
Intangible assets, net	10,860,535	6,634,167
Goodwill	17,356,430	15,533,964

Total non-current assets	28,554,207	22,377,005

Total Assets	$39,978,176	$33,043,008

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,715,776	$1,617,596
Accrued payroll and payroll related expenses	2,900,703	1,869,517
Due to seller	350,000	280,000
Obligation to issue common and preferred stock	86,560	—
Contingent earnout	794,000	812,000
Derivative liabilities	960,000	824,000
Revolving credit facility	625,025	300,025
Current portion of notes payable, net of discount	1,936,569	2,033,348
Current portion of lease liability - operating lease	17,608	22,054

Total current liabilities	9,386,241	7,758,540

Non-Current Liabilities
Deferred Tax Liability	—	—
Lease liability - operating lease, net of current portion	—	12,632
Note payable - related party, net of current portion	400,000	400,000
Convertible promissory notes - related parties, net of discount, net of current portion	1,299,173	999,430
Notes payable, net of discount, net of current portion	6,002,514	6,340,490

Total non-current liabilities	7,701,687	7,752,552

Total Liabilities	17,087,928	15,511,092

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	588	588
Series B Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 47,247,687 and 41,699,363 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,725	4,170
Additional paid in capital	53,333,138	43,621,651
Accumulated deficit	(30,448,280)	(26,094,570)

Total stockholders' equity	22,890,248	17,531,916

Total Liabilities and Stockholders' Equity	$39,978,176	$33,043,008
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2023	2022

Revenues	$9,937,013	$9,990,141
Cost of Revenues	5,899,231	5,855,641
Gross Profit	4,037,782	4,134,500

Operating Expenses
Indirect costs	2,210,879	1,729,195
Overhead	467,682	418,970
General and administrative expenses	6,046,530	2,842,140
Gain from change in fair value of contingent earnout	(18,000)	—

Total operating expenses	8,707,091	4,990,305

Loss From Operations Before Other Income (Expense)	(4,669,309)	(855,805)

Other Income (Expense)
Gain on disposal of fixed assets	(1,075)	—
Loss on induced conversion	(300,000)	—
Gain from change in fair value of derivative liability	251,625	—
Interest expense, net of interest income	(830,281)	(689,626)
Total other income (expense)	(879,731)	(689,626)

Loss From Operations Before Benefit For Income Taxes	(5,549,040)	(1,545,431)

Income Tax Benefit	1,225,649	149,628

Net Loss	(4,323,391)	(1,395,803)
Less: Preferred Stock Dividends	30,319	10,912
Net Loss To Common Shareholders	$(4,353,710)	$(1,406,715)

Net Loss Per Share - Basic And Diluted	$(0.10)	$(0.07)

Weighted Average Shares Outstanding - Basic And Diluted	43,065,128	19,970,438
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	—	—	875,640	—	875,640
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,937	—	30,937
Shares issued in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Cancellation of shares in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Shares issued for service, net of amounts prepaid	—	—	—	—	—	—	7,500	1	6,187	—	6,188
Shares issued in exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash in Series C Preferred
Subscription Agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000

Net loss for the period	—	—	—	—	—	—	—	—	—	(1,406,715)	(1,406,715)

Balance - March 31, 2022	5,875,000	588	3,610,000	361	770,000	77	19,998,132	2,001	27,479,871	(12,492,731)	14,990,167

Balance - December 31, 2022	5,875,000	588	—	—	770,000	77	41,699,363	4,170	43,621,651	(26,094,570)	17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs	—	—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,247,687	$4,725	$53,333,138	$(30,448,280)	$22,890,248
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flow From Operating Activities
Net loss	$(4,323,391)	$(1,395,803)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	510,568	490,836
Amortization of discounts, premium and deferred costs	561,851	475,629
Stock-based compensation	3,721,828	942,765
Deferred tax provision	(1,244,366)	(202,795)
Financing fee and bank charges for note payable and advances on revolving credit line	—	3,750
Lease cost	838	277
Change in fair value of contingent earnout	(18,000)	—
Change in fair value of derivative liability	(251,625)	—
Changes in assets and liabilities
Accounts receivable	(2,102,056)	317,951
Proceeds from factoring accounts receivable	411,975	—
Prepaid expenses and other current assets	132,996	33,035
Contract asset (liability)	73,108	(140,615)
Accounts payable and accrued expenses	98,409	(440,257)
Net cash (used in) provided by operating activities	(2,427,865)	84,773

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	(470,233)	—
Cash paid to seller from factoring	(411,975)	—
Cash received in acquisition of GTMR	475,000	—
Purchase of fixed assets	(20,526)	(67,613)
Net cash (used in) provided by investing activities	(427,734)	(67,613)

Cash Flows From Financing Activities
Proceeds from revolving credit line	325,000	—
Payment of debt issuance costs	(15,000)	—
Proceeds from issuance of preferred and common stock	—	125,000
Proceeds from notes payable	800,000	500,000
Preferred stock dividend	(30,319)	(10,912)
Proceeds from exercise of stock options	—	12,000
Conversion of note payable	—	—
Repayment of amounts due to seller	(280,000)	(40,000)
Loss on induced conversion	300,000	—
Repayment of note payable	(613,991)	(311,378)
Net cash provided by financing activities	485,690	274,710

Net (Decrease) Increase in Cash	(2,369,909)	291,870

Cash - Beginning of Period	4,640,896	2,017,915

Cash - End of Period	$2,270,987	$2,309,785

Supplemental Disclosures
Cash paid for interest expense	$(247,541)	$(196,474)
Cash refunded from income taxes	$9,900	$—

Summary of Non-Cash Activities:

Debt discount on note payable applied to obligation to issue common stock	$28,000	$500,000
Derivative liability incurred for note payable	421,000	-
Extinguishment of debt discount - derivative liability	171,128	-
Extinguishment of debt discount - debt issuance costs	8,034	-
Extinguishment of derivative liability on Crom note	$33,375	$-
For the non-cash activities related to the Company's acquisitions and debt transaction see Note 3, "Acquisitions" and Note 7 "Notes Payable".
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2023 and 2022
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
Since November 2019, the Company has made the following acquisitions that specialize in the areas noted above:
•Corvus Consulting, LLC (“Corvus”),
•Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI),
•Merrison Technologies, LLC (“Merrison”),
•Specialty Systems, Inc. (“SSI”),
•the business assets of Pax River from The Albers Group (“Pax River”), and
•Lexington Solutions Group, LLC (“LSG”).
•Global Technology and Management Resources, Inc. ("GTMR")
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisitions” for greater details on the acquisitions of the Company since January 1, 2022.
On October 17, 2022, the Company completed a $3,000,000 public offering, a 1-for-20 Reverse Stock Split of its common shares, and an uplisting to the NYSE American exchange. All share and per share figures related to the common stock have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 4C.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements, including the notes, include the accounts of the Company and its wholly-owned subsidiaries and have been prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP") and the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). All intercompany balances and transactions have been eliminated in consolidation.
Basis of Presentation for Interim Periods
Certain information and footnote disclosures normally included for the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted for the interim periods presented. We believe that the unaudited interim financial statements include all adjustments (which are normal and recurring in nature) necessary to present fairly our financial position and the results of operations and cash flows for the periods presented.
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year then ended. We have continued to follow the accounting policies set forth in those financial statements.
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
The following table disaggregates the Company’s revenue by contract type for the three months ended March 31:

	2023	2022
Revenue:
Time and material	$5,723,610	$4,884,186
Firm fixed price	943,875	1,774,092
Cost plus fixed fee	3,269,528	3,331,863
Total	$9,937,013	$9,990,141

Recent Accounting Pronouncements
The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures. There have been no recently issued accounting pronouncements as of March 31, 2023 that would materially impact the company.
Note 3: Acquisitions
The Company has completed the following acquisitions to achieve its business purposes as discussed in Note 1. As the acquisitions made by the Company in 2022 and 2023 were of the common stock or membership interests of the companies, certain assets in some of the acquisitions (intangible assets and goodwill) are not considered deductible for tax purposes.
GTMR
On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR. This acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company. The

Company acquired GTMR to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.
The following represents the preliminary assets and liabilities acquired in this acquisition:

Cash	$475,000
Accounts receivable other receivables	1,380,203
Income tax receivable	155,449
Prepaid expenses	116,892
Other asset	17,182
Furniture and equipment	163,301
Customer relationships	2,426,000
Tradenames	517,000
Backlog	1,774,000
Goodwill	1,822,466
Deferred tax liability	(1,244,368)
Lease liability – operating lease	(17,608)
Accounts payable and accrued expenses	$(1,030,957)
Net assets acquired	$6,554,560
The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Stock	$5,304,561
Total consideration paid	$6,554,560
The GTMR acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the GTMR acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for GTMR, we have engaged a third-party independent valuation specialist. On the date of the acquisition, the Company simultaneously factored $411,975 of the accounts receivable from GTMR to finance the acquisition.
The Company had received a preliminary valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of March 22, 2023. The allocation of the purchase price is based on the best information available. The Company paid $185,896 in transaction costs of GTMR.
During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period for the GTMR acquisition is currently open and may remain open until March 22, 2024.
LSG

On April 15, 2022, the Company entered into Amendment No. 1 to Business Acquisition Agreement (“LSG Business Acquisition Agreement”) with LSG to acquire the assets of LSG. The Company acquired LSG to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale. This LSG Business Acquisition Agreement superseded the Business Acquisition Agreement originally entered into on February 11, 2022. Under the terms of the LSG Business Acquisition Agreement, the Company acquired assets and assumed liabilities of LSG for consideration as follows: (a) 625,000 shares of common stock (600,000 shares paid at closing (issued on May 4, 2022) and 25,000 shares to be held and due within three business days of payment of the second tranche of cash described below); and (b) cash payments as follows: $250,000 due at closing (“initial cash payment”); $250,000 plus or minus any applicable post-closing adjustments paid on the date that is six months after the closing date (“second tranche”) (paid in October 2022); and $280,000 that was due no later than 10 months after the closing date of the acquisition (this amount was paid in January 2023).
The following represents the assets and liabilities acquired in this acquisition:

Receivable from seller	$413,609
Due from employee/travel advance	5,000
Miscellaneous license	2,394
Customer relationships	785,000
Non-compete agreements	10,000
Backlog	489,000
Goodwill	1,471,000
Net assets acquired	$3,176,003
The consideration paid for the acquisition of LSG was as follows:

Common stock (600,000 shares issued May. 4, 2022)	$2,280,000
Holdback shares (25,000 shares due six months after the closing date)	95,000
Cash	250,000
Due to seller (cash)	551,003
$3,176,003
The LSG acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the LSG acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for LSG, we engaged a third-party independent valuation specialist.
The Company had received a valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of April 15, 2022. The allocation of the purchase price is based on the best information available. The Company paid $44,752 in transaction costs of LSG.
During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There have been no adjustments in the three months ended March 31, 2023 and we do not intend to include any additional adjustments through the remainder of the measurement period.
For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.

The following table shows unaudited pro-forma results for the three months ended March 31, 2023 and 2022, as if the acquisitions of LSG and GTMR had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the three months ended March 31, 2023
Revenues	$12,583,985
Net loss	$(6,532,634)
Net loss per share - basic	$(0.16)
For the three months ended March 31, 2022
Revenues	$13,932,618
Net loss	$(961,653)
Net loss per share - basic	$(0.05)
Note 4: Fixed Assets
Fixed assets consisted of the following as of March 31, 2023 (unaudited) and December 31, 2022:

	March 31, 2023	December 31, 2022
Equipment	$210,572	$141,732
Furniture	40,267	32,574
Software	62,671	-
Leasehold improvements	120,830	83,266
Total fixed assets	434,340	257,572
Accumulated depreciation	(97,098)	(84,222)
Fixed assets, net	$337,242	$173,350
Depreciation expense for the three months ended March 31, 2023, and 2022 was $19,936 and $13,484, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

		March 31, 2023	December 31, 2022
Customer relationships	4.5– 15 years	$11,961,000	$9,535,000
Tradename	4.5 years	783,000	266,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	1,436,000
Non-compete agreement	3-5 years	684,000	684,000
		17,171,864	12,454,864
Accumulated amortization		(6,311,329)	(5,820,697)
Intangible assets, net		$10,860,535	$6,634,167
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three months ended March 31, 2023 and 2022, was $490,631 and $1,123,590, respectively, and the intangible assets are being amortized based on the estimated future lives as noted above. On March 31, 2022, $275,000 of customer relationships was adjusted for the contingent consideration that is no longer required to be paid for the acquisition related to The Albers Group.

Future amortization of the intangible assets for the next five years as of March 31 are as follows:

2023	$1,889,671
2024	2,074,686
2025	1,453,000
2026	1,242,863
2027	1,034,302
Thereafter	3,166,013
Total	$10,860,535
The activity of goodwill for the three months ended March 31, 2023 and year ended December 31, 2022, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2022	6,387,741	8,461,150	685,073	15,533,964
Goodwill acquired through acquisitions	—	1,822,466	—	1,822,466
March 31, 2023	6,387,741	10,283,616	685,073	17,356,430
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
Note 6: Convertible Promissory Notes – Related Parties
The Company entered into convertible promissory notes – related parties as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022)	3,209,617	3,209,617
Less: BCF Discount	(1,910,444)	(2,210,187)
	$1,299,173	$999,430
Interest expense which includes amortization of discount for the three months ended March 31, 2023 and 2022 was $340,120 and $417,219, respectively. There was no accrued interest on the note payable at March 31, 2023. The amount of the BCF discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
The entire convertible promissory note – related parties balance is reflected in long-term liabilities.

Note 7: Notes Payable
The Company entered into notes payable as follows as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Note payable at 7% originally due November 2023, maturing September 30, 2024	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (a)	400,000	400,000
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (b)	—	890,000
Convertible note payable, convertible at $1.20 per share, at 10%, maturing February 13, 2024 (b)	840,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (7.75% at March 31, 2023 and 6.25% at December 31, 2022) maturing August 11, 2024	2,010,245	2,324,236

Total Notes Payable	8,850,245	9,214,236
Less: Debt Discount	(911,162)	(840,398)
	$7,939,083	$8,373,838
(a)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company. The shares were issued in April 2022.
(b)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance of the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expire 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR acquisition, as well as fund the aforementioned debt repayment.
Interest expense which includes amortization of discount for the three months ended March 31, 2023 and 2022 was $485,000 and $268,576, respectively. Accrued interest on the notes payable as of March 31, 2023 is $16,388.
Each note discussed above will reach maturity during 2024. Future principal payments will be $1,046,796 and $7,803,449 in 2023 and 2024, respectively.

Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of March 31, 2023 (unaudited) and December 31, 2022, as follows:

	March 31, 2023 (unaudited)	December 31, 2022
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the three months ended March 31, 2023 and 2022 was $4,928 and $4,928, respectively. The entire note payable – related party balance is reflected in noncurrent liabilities.
Note 9: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Bank (“Revolving Credit Facility”). The Revolving Credit Facility matures on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. On April 12, 2022, the Company was advanced $300,025 under the Revolving Credit Facility. The Company incurred $19,351 in interest in the three months ended March 31, 2023, of which $11,971 is accrued for as of March 31, 2023.
Note 10: Due to Seller
In the acquisition of LSG, the Company was obligated to pay $3,176,003, which included cash of $780,000 and a working capital adjustment of $21,003. Of this amount, $521,003 was paid by December 31, 2022. The remaining $280,000 of this balance was paid on January 23, 2023.
In the acquisition of GTMR, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance is scheduled to be paid six months following the closing date and is currently recorded in current liabilities on the Company's consolidated balance sheets as of March 31, 2023.
Note 11: Stockholders’ Equity
On October 13, 2022, the Company effected a 1-for-20 reverse split ("Reverse Stock Split") of our authorized and outstanding shares of common stock. As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Quarterly Report on Form 10-Q, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of March 31, 2023 and December 31, 2022, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding.
For the three months ended March 31, 2023, the Company recognized $18,269 in Series A dividends, all of which has been paid as of March 31, 2023.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of March 31, 2023 and December 31, 2022, the Company has 0 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of March 31, 2023 and December 31, 2022, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding.
For the three months ended March 31, 2023, the Company recognized $12,050 in Series C dividends, all of which has been paid as of March 31, 2023.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 47,247,687 and 41,699,363 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively. Shares issued during the three months ended March 31, 2023 were as follows:
•The Company issued 125,504 shares for services;
•4,866,570 shares issued in the acquisition of GTMR;
•556,250 shares issued to extinguish the Prior Crom Note.
During the three months ended March 31, 2023, the Company issued 314,600 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors for their service. Any unvested restricted shares of common stock are forfeited upon termination. As of March 31, 2023, there were 125,504 total restricted shares of common stock that have vested and 189,096 that will vest during the remainder of 2023.
Warrants
The following represents a summary of warrants for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Three Months Ended March 31, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,678,836	$1.84	3,161,568	$1.60
Granted	1,765,862	1.17	2,517,268	2.22
Ending balance	7,444,698	$1.68	5,678,836	$1.84

Warrants exercisable	7,444,698		5,678,836
Intrinsic value of warrants	$1,242,174		$1,374,303
Weighted Average Remaining Contractual Life (Years)	6.15		5.48
During the three months ended March 31, 2023, the Company granted 1,065,862 warrants to two of its officers at $1.04 per share that expire on March 22, 2030. The warrants were issued as part of a bonus achieved under the respective employment agreements for two of the officers of the Company. The Company also granted 700,000 warrants to Crom, as part of the debt transaction discussed in Note 7, at $1.38 per share that expire on February 13, 2028.
All of the warrants have been fully expensed through March 31, 2023.

Options
The Company on November 9, 2021, approved the Stock Incentive Plan, that authorizes the Company to grant up to 2,500,000 shares. Prior to this date, the granting of options was not done in accordance with a stock option plan. As of March, 31, 2023 812,500 stock options have been granted under the Stock Incentive Plan.
The following represents a summary of options for the three months ended March 31, 2023 and the year ended December 31, 2022:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2022	6,425,000	$2.69	5.63	$4.26
Granted	812,500	1.62	6.84	1.10
Outstanding. March 31, 2023	7,237,500	$2.57	5.55	$3.91

As of March 31, 2023
Vested and exercisable	3,178,870	$2.24	5.21	$3.20

The fair value of each option/warrant is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Expected term	7 years	7 years
Expected volatility	116 – 162%	114 – 157%
Expected dividend yield	—	—
Risk-free interest rate	3.53 – 3.89%	2.00% - 4.18%
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

Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and cash equivalents, accounts receivable, accounts payable, contingent consideration and derivative liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value.
The Company issued common stock, a convertible note, and warrants in a SPA with Crom (“Derivative Liabilities”) in 2022. During the three months ended March 31, 2023, the Company terminated this note through an induced conversion and extinguished the conversion option liability associated with the Prior Crom Note. As part of this transaction, the Company entered into another note with Crom and issued common stock, a convertible note, and warrants in this SPA. The Company evaluated the conversion option in the convertible note and the warrants to determine proper accounting treatment and determined them to be Derivative Liabilities. The Derivative Liabilities identified have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Liabilities. The estimated fair value of the Derivative Liabilities has been calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).
The contingent earnout included in total consideration for the SSI acquisition, included in current liabilities on the Consolidated Balance Sheets, is measured at fair value on a recurring basis using the present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA to estimate expected value. Changes in fair value of the contingent earnout are recorded as gains or losses on revaluation in other income (expense) on the Consolidated Statements of Operations.
The Company determined that the significant inputs used to value the Derivative Liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at March 31, 2023
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$—	$—	$421,000	$421,000
Prior Crom Note warrant liability	$—	$—	$539,000	$539,000
Contingent earnout	$—	$—	$794,000	$794,000
Total	$—	$—	$1,754,000	$1,754,000

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$-	$-	$824,000	$824,000
Contingent earnout	$-	$-	$812,000	$812,000
Total	$-	$-	$1,636,000	$1,636,000
The Company’s derivative liabilities as of March 31, 2023 and December 31, 2022 associated with the Derivative Liabilities are as follows.

	March 31, 2023	December 31, 2022	Inception
Fair value of conversion option of Prior Crom note	$—	$191,000	$314,000
Fair value of 656,250 warrants on April 4, 2022	539,000	633,000	378,000
Fair value of conversion option of Crom Cortana Fund LLC convertible note	162,000	—	162,000
Fair value of 700,000 warrants on February 13, 2023	259,000	—	259,000
	$960,000	$824,000

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the periods as follows:

3/31/2023
Expected term – conversion option	1 year
Expected term - warrants	5 years
Stock price as of measurement date	$1.12
Equity volatility - unadjusted	131.90%
Volatility haircut	5.00%
Selected volatility – post haircut	124.20%
Senior unsecured synthetic credit rating	CCC+
OAS differential between CCC+ and B- bonds	1047bps
Risk-free interest rate	4.90%
Note 13: Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a relatively small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for doubtful accounts based upon factors surrounding the credit risk of customers, historical trends, and other information.
For the three months ended March 31, 2023 and 2022, the Company had three customers representing 60% and 70% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has four customers that represent 38% and 60% of the total accounts receivable as of March 31, 2023 and December 31, 2022, respectively.
Note 14: Commitments
As part of the acquisition of GTMR, the Company entered into an employment agreement with the GTMR Chief Executive Officer (the "Executive") on March 22, 2023 for a three year term. During the term of the employment agreement, the Company shall pay the Executive an annual base salary of $200,000 (the “Base Salary”). The Base Salary shall be payable to the Executive during the term in substantially equal installments in accordance with the Company’s customary payroll practices. The Executive, as of the date of the acquisition, was awarded an incentive stock option to purchase 300,000 shares of the the Company’s Common Stock (the “Options”). The Executive is also eligible to receive an annual bonus (the “Annual Bonus”) in fiscal year 2023 which, provided GTMR obtains a net profit above $1,000,000 (the “Threshold”), shall be awarded in an amount equal to $0.25 for every $1 above the Threshold up to a net profit of $2,000,000. The Annual Bonus amount payable to the Executive for fiscal year 2023 shall not exceed $250,000.
Note 15: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The provision for income taxes was a benefit of $1,225,649 and $149,628 for the three months ended March 31, 2023 and 2022, respectively. The effective income tax rate was 22.1% and 9.7% for the three months ended March 31, 2023 and 2022, respectively. The increase in the effective tax rate was primarily due to the release of a valuation allowance against the Company's net deferred tax assets. The Company recognized a discrete tax benefit of $1,244,368 for the release of the valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition in the period ended March 31, 2023.

As of March 31, 2023, the Company had a valuation allowance of $1,458,722 primarily related to the Company’s deferred tax assets that are more likely than not will not be realized.

Note 16: Factoring of Accounts Receivable

On January 24, 2023, GTMR (acquired by the Company on March 22, 2023 and discussed in Note 3) entered into a factoring agreement (the “Factoring Agreement”) with Republic Capital Access LLC (“RCA”) wherein the GTMR agreed to sell certain of its accounts receivable, up to a limit of $1,000,000 without recourse.

During the three months ended March 31, 2023, total receivables sold under the Factoring Agreement was $484,677. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to RCA, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by RCA prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company will receive an initial payment of 90% or 85% on prime contracts or subcontracts, respectively. The remaining balance of the receivable is paid upon receipt of payment by RCA, less RCA factoring fees.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under this arrangement were $0 for the three months ended March 31, 2023.
Note 17: Subsequent Events
As disclosed previously, on January 18, 2023, the Company had signed a non-binding letter of intent to acquire an East Coast based government contractor. Subsequent to March 31, 2023, the Company determined that it is not currently pursuing this acquisition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2022 filed with the Securities and Exchange Commission on March 17, 2023 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Castellum, Inc. is focused on acquiring and growing technology companies in the areas of IT, electronic warfare, information warfare, information operations and cybersecurity with businesses in the governmental and commercial markets. Our services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, and data analytics. Our primary customers are agencies and departments of the U.S. Government ("USG"), and our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers.
Recent Developments
On March 23, 2023, the Company closed on its acquisition of Global Technologies Management Resources, Inc. ("GTMR"). Subject to the terms and conditions of the Agreement and Plan of Merger (the "Agreement"), all of the capital stock of GTMR outstanding immediately prior to the effective time was converted into (a) 4,866,570 shares of the Company’s common stock, par value $0.0001 per share and (b) $1,250,000 in cash (the “Closing Cash Consideration”).
Budgetary Environment
On March 15, 2022, the President signed the Consolidated Appropriations Act, 2022, providing annual funding for the Department of Defense ("DoD") and other government departments and agencies. The appropriation provided $798 billion in discretionary spending for national defense, which includes the DoD, Department of Energy ("DoE") nuclear weapons-related activities, and the national security activities of the Coast Guard, Federal Bureau of Investigation, and others. Additionally, the legislation included supplemental funding to support Ukraine and foreign military financing for Ukraine other Eastern European allies. Our programs continue to be well supported and funded through the fiscal year 2023 budget process.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Key Components of Revenue and Expenses
Revenues
Our revenues are primarily derived from services provided to the U.S. Federal, state, and local governments. We currently generate our revenue from three different types of contractual arrangements: Cost Plus Fixed Fee (“CPFF”), Fixed Firm Price (“FFP”) and Time and Materials (“T&M”) contracts. For CPFF contracts, we use input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”)-approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, we use input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.

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

Results of operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Revenues	$9,937,013	$9,990,141	$(53,128)	(1)%
Cost of revenues	5,899,231	5,855,641	43,590	1%
Gross Profit	4,037,782	4,134,500	(96,718)	(2)%
Operating expenses:
Indirect costs	2,210,879	1,729,195	481,684	28%
Overhead	467,682	418,970	48,712	12%
General and administrative expenses	6,046,530	2,842,140	3,204,390	113%
Gain from change in fair value of contingent earnout	(18,000)	—	(18,000)	—%
Total operating expenses	8,707,091	4,990,305	3,716,786	74%
Loss from operations:	(4,669,309)	(855,805)	(3,813,504)	446%

Other expense, net	(879,731)	(689,626)	(190,105)	28%

Loss before income taxes and preferred stock dividends	(5,549,040)	(1,545,431)	(4,003,609)	259%

Income tax benefit (expense)	1,225,649	149,628	1,076,021	719%
Preferred stock dividend	30,319	10,912	19,407	178%
Net loss	$(4,353,710)	$(1,406,715)	$(2,946,995)	209%
Revenue
Total revenue was $9,937,013 for the three months ended March 31, 2023 as compared to total revenue of $9,990,141 for the three months ended March 31, 2022. The decrease of, $(53,128) or (1)%, was driven primarily by a decrease in head count on continuing contracts in Q1 and the completion of programs in 2022, offset by contributions from LSG in the first quarter of 2023 and nine days of activity from GTMR in Q1.
Cost of revenues
Total cost of revenues was $5,899,231 for the three months ended March 31, 2023 as compared to total cost of revenues of $5,855,641 for the three months ended March 31, 2022. The increase of $43,590, or 1%, is in line with the minimal change in revenue noted above due to the acquisitions offset by the completion of programs in 2022 and higher costs of certain projects.
Gross Profit
Total gross profit was $4,037,782 for the three months ended March 31, 2023 as compared to total gross profit of $4,134,500 for the three months ended March 31, 2022. The decrease of $(96,718), or (2)%, was driven primarily by the lower margins of certain projects due to higher labor costs and increased competition amongst contractors.

Operating expenses
Total operating expenses were $8,707,091 for the three months ended March 31, 2023 as compared to total operating expense of $4,990,305 for the three months ended March 31, 2022. The increase of $3,716,786, or 74%, was primarily driven by an increase in indirect costs due to the additional LSG labor from the acquisition and an increase in general and administrative expenses ("G&A") due to stock based compensation in 2023 paid to executives, expenses related to warrants issued to two officers, and additional legal and auditing fees related to the GTMR acquisition.
Other income (expense)
Total other income (expense) was $(879,731) for the three months ended March 31, 2023 as compared to total other income (expense) of $(689,626) for the three months ended March 31, 2022. The increase of $(190,105) or 28%, was primarily driven by the loss on the debt extinguishment related to Crom and an increase in interest expense due to rising interest rates on variable rate debt and interest on convertible notes.
Income tax (expense) benefit

Income tax (expense) benefit was $1,225,649 for the three months ended March 31, 2023 as compared to $149,628 for the three months ended March 31, 2022. The increase of $1,076,021 or 719% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance against the Company's net deferred tax assets. The Company recognized a discrete tax benefit of $1,244,368 for the release of the valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition in the period ended March 31, 2023.

Contract backlog
We define backlog to include the following three components:
•Funded Backlog - Funded backlog represents the revenue value of orders for services under existing contracts for which funding is appropriated or otherwise authorized less revenue previously recognized on these contracts.
•Unfunded Backlog - Unfunded backlog represents the revenue value of orders (including optional orders) for services under existing contracts for which funding has not been appropriated or otherwise authorized.
•Priced Options - Priced contract options represent 100% of the revenue value of all future contract option periods under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.

Contract Backlog

Funded	$23,567,806
Unfunded	23,976,539
Priced Options	121,026,239
Total Backlog	$168,570,584
Total backlog
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods, and other unexercised optional orders. As of March 31, 2023 the Company had $169 million of remaining performance obligations. We expect to recognize approximately 34% of the remaining performance obligations over the next 12 months, and approximately 55% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that, in some cases, extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce United States Government (“USG”) spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of continuing resolutions by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
We expect to recognize revenue from a substantial portion of funded backlog within the next 24 months. However, given the uncertainties discussed above, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of March 31, 2023, we had $2,270,987 of cash on hand and unused borrowing capacity of $324,975 from our revolving line of credit. We believe our existing cash and cash equivalents provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, and Note 9 in this quarterly report on Form 10-Q.
Shares of our common stock included in our public float as of May 10, 2023 was 14,670,666 which excludes restricted shares and those held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
Net cash provided (used) by operating activities	$(2,427,865)	$84,773	$(2,512,638)	NM
Net cash provided (used) by investing activities	(427,734)	(67,613)	$(360,121)	533%
Net cash provided (used) by financing activities	485,690	274,710	$210,980	77%
Change in cash	$(2,330,737)	$291,870	$(2,622,607)	NM
NM - not meaningful
Operating activities
Net cash (used) by operating activities decreased to $(2,427,865), for the three months ended March 31, 2023, from $84,773 for the three months ended March 31, 2022. This decrease in net cash (used) by operating activities was primarily driven by an increase in accounts receivable (due to timing of collections), offset by noncash adjustments related to stock based compensation and warrants issued for the GTMR acquisition during the three months ended March 31, 2023.
Investing activities
Net cash (used) by investing activities increased to $(427,734), for the three months ended March 31, 2023, from $(67,613), for the three months ended March 31, 2022. The increase in net cash (used) by investing activities was primarily due to the additional cash paid in the acquisition of GTMR during 2023.
Financing activities
Net cash provided by financing activities increased to $485,690, for three months ended March 31, 2023, from $274,710, for the three months ended March 31, 2022. The increase in net cash provided by financing activities was primarily due to the proceeds from the new note entered into with Crom and proceeds from the revolving line of credit offset by the $300,000 repayment on the Prior Crom Note.
Critical Accounting Policies and Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2022. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2022.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2022. There have been no material changes to our principles of consolidation disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2022.
Recently Issued Accounting Standards
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
Interest rate and market risk
The Company maintains a revolving promissory note and a term loan note with Live Oak Bank, referred to as the “Live Oak Revolving Note” and the “Live Oak Term Loan Note”, respectively. The Live Oak Revolving Note is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus 2.75%. Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). Rising interest rates are likely to increase our interest expense in the future. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, Secured Overnight Financing Rate, or London Interbank Offered Rate.
Effects of inflation
U.S. inflation is at a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may need to give higher than normal raises to employees, start new employees at higher wages and/or have increased cost of employee benefits, but not be able to pass the higher costs through to the government due to competition and government pressures. Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Given the long-term nature of the Company’s contracts, we may be unable to take sufficient action to mitigate inflationary pressures.
Sustained inflation also can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate which normally translates into an increase in most banks’ Prime Rate. Because our notes with Live Oak Banking Company are both variable interest rate instruments tied to the prime rate, actions by the Fed to increase the federal funds rate will increase our cost of debt and our interest expense thereby reducing our pre-tax income and net income. Our borrowing costs have recently increased and are expected to increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. Federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), to allow timely decisions regarding required disclosure.
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
We removed the following risk factor from those disclosed under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022:

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
Aside from the change mentioned above, there have been no other material changes in our risk factors from those disclosed under "Item 1A. Risk Factors" included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
On March 21, 2023, the Company issued 62,500 shares of common stock to its five independent board members as compensation for services rendered during the fourth quarter of 2022, valued at $75,000, and 252,100 shares of common stock for services rendered (and to be rendered) during the current fiscal year, valued at $300,000, which vest monthly through December 31, 2023.
As consideration for, and in connection with the merger agreement with Global Technology and Management Resources, Inc. ("GTMR"), on March 31, 2023 the Company issued 4,866,570 shares of common stock to the seven former shareholders of GTMR, which we valued at $5,304,562.
The issuances described in this subsection were made in reliance on the private placement exemption pursuant to Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering.
(b)Use of Proceeds from the Public Offering.
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

There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated October 12, 2022 and filed with the SEC on October 14, 2022 pursuant to Rule 424(b)(4) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
The documents listed in this Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of the company	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Castellum, Inc., KC Holdings Company, Inc., and Specialty Systems, Inc., and the Stockholders Named Herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. ("GTMR"), the stockholders of GTMR, and James Morton, as the representative of the Stockholders.	8-K	001-41526	2.1	March 28, 2023
3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022
4.1	Form of Warrant to Purchase Common Stock	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	10.1	February 16, 2023

10.1	Secured Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note Issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note Issued on August 12, 2021 by Corvus Consulting, LLC and Registrant to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note Issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022
10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023

10.25+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.26+	Form of Restrictive Covenant Agreement, by and among ______, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibits 101
_______________________
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

Date: May 15, 2023	CASTELLUM, INC.

/s/ Mark C. Fuller
Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)