Form 10-Q
period 2023-06-30
Castellum, Inc.
filed 2023-08-14
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 11, 2023
Common Stock, par value $0.0001 per share	47,524,762

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company”, “our Company,” “we,” “our,” “us” and “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split,” “Offering,” “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange American LLC ("NYSE American"). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Quarterly Report on Form 10-Q, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Explanatory Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which statements involve substantial risk and uncertainties. These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend” or the negative of these words or other variations on these words or comparable terminology. In particular, these statements relate to future actions, prospective products and services, market acceptance, future performance or results of current and anticipated products and services, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.
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

•existing revenues related to small business contracts which are not replaced by other opportunities; and
•failure by our company to win prime contracts or acquire companies with prime contract vehicles.
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
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to the “Company,” “our Company,” “we,” “our,” “us” and “Castellum” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets:
Cash	$2,989,677	$4,640,896
Accounts receivable	6,607,784	5,193,562
Contract asset	635,691	257,434
Prepaid income taxes	371,412	351,116
Prepaid expenses and other current assets	324,553	222,995

Total current assets	10,929,117	10,666,003

Fixed assets, net	394,638	173,350

Non-Current Assets:
Right of use asset - operating lease	830,451	35,524
Intangible assets, net	10,226,492	6,634,167
Goodwill	17,393,908	15,533,964

Total non-current assets	28,845,489	22,377,005

Total Assets	$39,774,606	$33,043,008

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,076,899	$1,617,596
Accrued payroll and payroll related expenses	3,041,351	1,869,517
Due to seller	506,847	280,000
Obligation to issue common and preferred stock	138,590	—
Contingent earnout	877,000	812,000
Derivative liabilities	367,000	824,000
Revolving credit facility	625,025	300,025
Current portion of notes payable, net of discount	1,979,622	2,033,348
Current portion of lease liability - operating lease	234,450	22,054

Total current liabilities	8,846,784	7,758,540

Non-Current Liabilities
Lease liability - operating lease, net of current portion	571,277	12,632
Note payable - related party, net of current portion	400,000	400,000
Convertible promissory notes - related parties, net of discount, net of current portion	1,606,015	999,430
Notes payable, net of discount, net of current portion	6,298,385	6,340,490

Total non-current liabilities	8,875,677	7,752,552

Total Liabilities	17,722,461	15,511,092

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	588	588
Series B Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 47,373,712 and 41,699,363 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	4,737	4,170
Additional paid in capital	54,623,289	43,621,651
Accumulated deficit	(32,576,546)	(26,094,570)

Total stockholders' equity	22,052,145	17,531,916

Total Liabilities and Stockholders' Equity	$39,774,606	$33,043,008
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$12,475,802	$11,055,251	$22,412,815	$21,045,392
Cost of Revenues	7,263,984	6,368,918	13,163,215	12,224,559
Gross Profit	5,211,818	4,686,333	9,249,600	8,820,833

Operating Expenses
Indirect costs	2,241,460	3,598,611	4,452,339	5,327,806
Overhead	536,937	340,572	1,004,619	759,542
General and administrative expenses	4,244,312	3,493,605	10,290,842	6,335,745
Change in fair value of contingent earnout	83,000	—	65,000	—

Total operating expenses	7,105,709	7,432,788	15,812,800	12,423,093

Loss From Operations Before Other Income (Expense)	(1,893,891)	(2,746,455)	(6,563,200)	(3,602,260)

Other Income (Expense)
Gain (loss) on disposal of fixed assets	2	303	(1,073)	303
Loss on induced conversion	—	—	(300,000)	—
Gain (loss) from change in fair value of derivative liability	593,000	(173,000)	844,625	(173,000)
Interest expense, net of interest income	(810,837)	(911,975)	(1,641,115)	(1,601,601)
Total other income (expense)	(217,835)	(1,084,672)	(1,097,563)	(1,774,298)

Loss From Operations Before Benefit For Income Taxes	(2,111,726)	(3,831,127)	(7,660,763)	(5,376,558)

Income tax benefit (expense)	13,280	(893,422)	1,238,929	(743,794)

Net Loss	(2,098,446)	(4,724,549)	(6,421,834)	(6,120,352)
Less: preferred stock dividends	29,820	29,626	60,139	40,538
Net Loss To Common Shareholders	$(2,128,266)	$(4,754,175)	$(6,481,973)	$(6,160,890)

Net Loss Per Share - Basic And Diluted	$(0.04)	$(0.20)	$(0.14)	$(0.27)

Weighted Average Shares Outstanding - Basic And Diluted	48,369,250	23,891,707	45,731,842	22,479,278
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	—	—	875,640	—	875,640
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,937	—	30,937
Shares issued in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Cancellation of shares in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Shares issued for service, net of amounts prepaid	—	—	—	—	—	—	7,500	1	6,187	—	6,188
Shares issued in exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash in Series C Preferred
Subscription Agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000

Net loss for the period	—	—	—	—	—	—	—	—	—	(1,406,715)	(1,406,715)

Balance - March 31, 2022	5,875,000	588	3,610,000	361	770,000	77	19,998,132	2,001	27,479,871	(12,492,731)	14,990,167

Shares issued for services net of amounts prepaid	—	—	—	—	—	—	7,500	1	11,939	—	11,940
Shares issued for cash, including fair value adjustment	—	—	—	—	—	—	1,250,000	125	592,875	—	593,000
Shares issued for commitment fees	—	—	—	—	—	—	125,000	13	59,288	—	59,300
Shares issued to satisfy obligation to issue common stock	—	—	—	—	—	—	132,500	13	533,737	—	533,750
Shares issued to acquire LSG	—	—	—	—	—	—	600,000	60	2,279,940	—	2,280,000
Conversion of Series B Preferred to Common Shares	—	—	(535,000)	(54)	—	—	2,675,000	268	(214)	—	—
Stock-based compensation - options	—	—	—	—	—	—	—	—	1,117,335	—	1,117,335
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,603,219	—	1,603,219
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,938	—	30,938
Gain on extinguishment of related party convertible note	—	—	—	—	—	—	—	—	2,667,903	—	2,667,903

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,754,175)	(4,754,175)

Balance - June 30, 2022	5,875,000	588	3,075,000	307	770,000	77	24,788,132	2,480	36,376,831	-17,246,906	19,133,377

Balance - December 31, 2022	5,875,000	588	—	—	770,000	77	41,699,363	4,170	43,621,651	(26,094,570)	17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs	—	—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	588	0	0	770,000	77	47,247,687	4,725	53,333,138	(30,448,280)	22,890,248

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,163	—	1,089,163
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	63,025	6	74,994	—	75,000
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,128,266)	(2,128,266)

Balance - June 30, 2023	5,875,000	588	0	0	770,000	77	47,373,712	4,737	54,623,289	(32,576,546)	22,052,145
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flow From Operating Activities
Net loss	$(6,421,834)	$(6,120,352)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,190,974	1,005,400
Amortization of discounts, premium and deferred costs	1,147,921	1,154,062
Stock-based compensation	4,938,021	3,736,197
Deferred tax provision	(1,089,677)	610,033
Gain on disposal of fixed assets	—	(303)
Financing fee and bank charges for note payable and advances on revolving credit line	—	3,775
Lease cost	1,006	556
Legal fees paid out of proceeds from a note payable	—	30,000
Change in fair value of contingent earnout	65,000	—
Change in fair value of derivative liability	(844,625)	173,000
Changes in assets and liabilities
Accounts receivable	(473,170)	(810,386)
Proceeds from factoring accounts receivable	411,975	—
Prepaid expenses and other current assets	(12,564)	(2,125)
Contract asset (liability)	(378,258)	(452,293)
Accounts payable and accrued expenses	(399,820)	(96,570)
Net cash used in operating activities	(1,865,051)	(769,006)

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	(470,233)	(250,000)
Cash paid to seller from factoring	(411,975)	—
Cash received in acquisition of GTMR	475,000	—
Purchases of fixed assets	(20,526)	(80,545)
Net cash (used in) provided by investing activities	(427,734)	(330,545)

Cash Flows From Financing Activities
Proceeds from revolving credit line	325,000	300,000
Payment of debt issuance costs	(15,000)	—
Proceeds from issuance of preferred and common stock	126,000	625,000
Proceeds from notes payable	1,200,000	1,470,000
Preferred stock dividend	(60,139)	(40,538)
Proceeds from exercise of stock options	—	12,000
Repayment of amounts due to seller	(280,000)	(100,000)
Loss on induced conversion	300,000	—
Repayment of convertible note payable - related party	—	(500,000)
Repayment of note payable	(954,295)	(627,074)
Net cash provided by financing activities	641,566	1,139,388

Net (Decrease) Increase in Cash	(1,651,219)	39,837

Cash - Beginning of Period	4,640,896	2,017,915

Cash - End of Period	$2,989,677	$2,057,752

Supplemental Disclosures
Cash paid for interest expense	$(490,875)	$(196,474)
Cash refunded (paid) from income taxes	$4,751	$(102,185)

Summary of Non-Cash Activities:

Debt discount on note payable applied to obligation to issue common stock	$28,000	$500,000
Derivative liability incurred for note payable	421,000	-
Extinguishment of debt discount - derivative liability	171,128	-
Extinguishment of debt discount - debt issuance costs	8,034	-
Extinguishment of derivative liability on Crom note	$33,375	$-
For the non-cash activities related to the Company's acquisitions and debt transaction see Note 3, "Acquisitions" and Note 7, "Notes Payable".
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2023 and 2022
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on acquiring and growing technology companies in the areas of cybersecurity, information technology, electronic warfare, and information warfare with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company works with multiple business brokers and contacts within its business network to identify potential acquisitions.
Since November 2019, the Company has made the following acquisitions that specialize in the areas noted above:
•Corvus Consulting, LLC (“Corvus”),
•Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI"),
•Merrison Technologies, LLC (“Merrison”),
•Specialty Systems, Inc. (“SSI”),
•the business assets of Pax River from The Albers Group (“Pax River”),
•Lexington Solutions Group, LLC (“LSG”), and
•Global Technology and Management Resources, Inc. ("GTMR").
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisitions” for greater details on the acquisitions of the Company since January 1, 2022.
On October 13, 2022, the Company effected a $3,000,000 public offering, a 1-for-20 Reverse Stock Split of its common shares, and an uplisting to the NYSE American exchange. All share and per share figures related to the common stock have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 4C.
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
These arrangements generally qualify for the “right-to-invoice” practical expedient where revenue is recognized in proportion to billable consideration. FFP Level-Of-Effort contracts are substantially similar to T&M contracts except that the Company is required to deliver a specified level-of-effort over a stated period. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

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
Revenue generated from contracts with Federal, state, and local governments is recorded over time, rather than at a point in time. Under the contract support services contracts, the Company performs software design work as it is assigned by the customer, and bills the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts requires judgment to allocate the transaction price to the performance obligations. Contracts may have terms up to five years.
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
The following table disaggregates the Company’s revenue by contract type for the six months ended June 30:

	2023	2022
Revenue:
Time and material	$12,934,662	$10,946,928
Firm fixed price	1,641,322	3,635,560
Cost plus fixed fee	7,836,831	6,462,904
Total	$22,412,815	$21,045,392

Recent Accounting Pronouncements
The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures. There have been no recently issued accounting pronouncements as of June 30, 2023 that would materially impact the Company.
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
The following represents the preliminary assets and liabilities acquired in this acquisition:

	March 31, 2023	Adjustments	June 30, 2023
Cash	$475,000	$—	$475,000
Accounts receivable other receivables	1,380,203	(9,384)	1,370,819
Income tax receivable	155,449	(127,992)	27,457
Prepaid expenses	116,892	(30,856)	86,036
Other asset	17,182	—	17,182
Furniture and equipment	163,301	103,760	267,061
Right of use asset – operating lease	—	641,392	641,392
Customer relationships	2,426,000	—	2,426,000
Right of use asset - finance lease	—	17,456	17,456
Tradename	517,000	—	517,000
Backlog	1,774,000	—	1,774,000
Goodwill	1,822,466	37,478	1,859,944
Deferred tax liability	(1,244,368)	—	(1,244,368)
Lease liability – operating lease	(17,608)	(603,799)	(621,407)
Lease liability – finance lease	—	(12,549)	(12,549)
Accounts payable and accrued expenses	$(1,030,957)	$141,341	$(889,616)
Net assets acquired	$6,554,560	$156,847	$6,711,407
The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Common stock	5,304,561
Accounts receivable note	156,847
Total consideration paid	$6,711,407
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
The Company had received a preliminary valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of March 22, 2023. The allocation of the purchase price is based on the best information available. The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price.
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
During the measurement period, the Company recorded several adjustments to goodwill as a result of GTMR's adoption of ASC 842, tax adjustments, and an update to the fair value of acquired furniture and equipment. These measurement period adjustments were subsequently identified as a result of the completion of third party accounting assistance.
The Company also recorded a measurement period adjustment to goodwill as a result of finalizing the transaction price. The Company entered into an accounts receivable note payable due to the sellers four months after the closing date of the transaction, subject to the adjustment of any net working capital deficiencies. This amount was determined to be $156,847.
LSG
On April 15, 2022, the Company entered into Amendment No. 1 to Business Acquisition Agreement (“LSG Business Acquisition Agreement”) with LSG to acquire the assets of LSG. The Company acquired LSG to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale. This LSG Business Acquisition Agreement superseded the Business Acquisition Agreement originally entered into on February 11, 2022. Under the terms of the LSG Business Acquisition Agreement, the Company acquired assets and assumed liabilities of LSG for consideration as follows: (a) 625,000 shares of common stock (600,000 shares paid at closing (issued on May 4, 2022) and 25,000 shares to be held and due within three business days of payment of the second tranche of cash described below); and (b) cash payments as follows: $250,000 due at closing (“initial cash payment”); $250,000 plus or minus any applicable post-closing adjustments paid on the date that is six months after the closing date (“second tranche”) (paid in October 2022); and $280,000 that was due no later than 10 months after the closing date of the acquisition (paid in January 2023).
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

The Company had received a valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of April 15, 2022. The allocation of the purchase price is based on the best information available. The Company paid $44,752 in transaction costs of LSG, which was excluded from the purchase price.
During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There have been no adjustments in the six months ended June 30, 2023 and the measurement period is closed as of June 30, 2023.
For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.
The following table shows unaudited pro-forma results for the six months ended June 30, 2023 and 2022, as if the acquisitions of LSG and GTMR had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the six months ended June 30, 2023
Revenues	$25,379,875
Net loss	$(6,293,003)
Net loss per share - basic	$(0.15)
For the six months ended June 30, 2022
Revenues	$28,830,236
Net loss	$(5,379,080)
Net loss per share - basic	$(0.24)
Note 4: Fixed Assets
Fixed assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Equipment	$230,092	$141,732
Furniture	43,119	32,574
Software	71,928	-
Leasehold improvements	192,962	83,266
Total fixed assets	538,101	257,572
Accumulated depreciation	(143,463)	(84,222)
Fixed assets, net	$394,638	$173,350
Depreciation expense for the three and six months ended June 30, 2023 was $46,364 and $66,299 and depreciation expense for the three and six months ended June 30, 2022 was $6,150 and $13,484, respectively.

Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

		June 30, 2023	December 31, 2022
Customer relationships	4.5– 15 years	$11,961,000	$9,535,000
Tradename	4.5 years	783,000	266,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	1,436,000
Non-compete agreement	3-5 years	684,000	684,000
		17,171,864	12,454,864
Accumulated amortization		(6,945,372)	(5,820,697)
Intangible assets, net		$10,226,492	$6,634,167
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and six months ended June 30, 2023 was $634,044 and $1,124,675, respectively, and amortization expense for the three and six months ended June 30, 2022 was $497,695 and $975,047, respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of June 30 are as follows:

2023	$1,255,628
2024	2,074,686
2025	1,453,000
2026	1,242,863
2027	1,034,302
Thereafter	3,166,013
Total	$10,226,492
The activity of goodwill for the six months ended June 30, 2023, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2022	6,387,741	8,461,150	685,073	15,533,964
Goodwill acquired through acquisitions	—	1,859,944	—	1,859,944
June 30, 2023	6,387,741	10,321,094	685,073	17,393,908
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

Note 6: Convertible Promissory Notes – Related Parties
The Company entered into convertible promissory notes – related parties as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022)	3,209,617	3,209,617
Less: Beneficial conversion feature discount	(1,603,602)	(2,210,187)
	$1,606,015	$999,430
Interest expense which includes amortization of discount for the three and six months ended June 30, 2023 was $336,202 and $676,322, respectively, and $382,998 and $800,217 for the three and six months ended June 30, 2022, respectively. There was no accrued interest on the note payable at June 30, 2023. The amount of the BCF discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
The entire convertible promissory note – related parties balance is reflected in long-term liabilities.
Note 7: Notes Payable
The Company entered into notes payable as follows as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Note payable at 7% originally due November 2023, maturing September 30, 2024	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (a)	400,000	400,000
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (b)	400,000	-
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (c)	—	890,000
Convertible note payable, convertible at $1.20 per share, at 10%, maturing February 13, 2024 (c)	840,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (7.75% at June 30, 2023 and 6.25% at December 31, 2022) maturing August 11, 2024	1,669,940	2,324,236

Total Notes Payable	8,909,940	9,214,236
Less: Debt Discount	(631,933)	(840,398)
	$8,278,007	$8,373,838
(a)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company. The shares were issued in April 2022.
(b)On April 6, 2023, the Company entered into a promissory note with principal balance of $400,000 bearing interest at 12% per annum. This promissory note matures at the earlier of September 30, 2024 or at the acceleration of the obligations under the promissory note. Interest is paid in monthly installments and the total principal is due upon maturity.

(c)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance of the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expire 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR acquisition, as well as fund the aforementioned debt repayment.
Interest expense which includes amortization of discount for the three and six months ended June 30, 2023 was $473,461 and $958,461, respectively, and $518,643 and $787,219 for the three and six months ended June 30, 2022, respectively. Accrued interest on the notes payable as of June 30, 2023 was $0.
Each note discussed above will reach maturity during 2024. Future principal payments are scheduled to be $706,943 and $8,202,997 in 2023 and 2024, respectively.
Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of June 30, 2023 (unaudited) and December 31, 2022, as follows:

	June 30, 2023 (unaudited)	December 31, 2022
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the three and six months ended June 30, 2023 was $4,984 and $9,912, respectively, and $4,990 and $9,918 for the three and six months ended June 30, 2022, respectively. The entire note payable – related party balance is reflected in noncurrent liabilities.
Note 9: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Bank (“Revolving Credit Facility”). The Revolving Credit Facility matures on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. On April 12, 2022, the Company was advanced $300,025 and on January 19, 2023, the Company was advanced an additional $325,000 under the Revolving Credit Facility. The Company currently has $625,025 outstanding on the Revolving Credit Facility. The Company incurred $26,442 in interest in the six months ended June 30, 2023, none of which is accrued as of June 30, 2023.
Note 10: Due to Seller
In the acquisition of GTMR, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance is scheduled to be paid six months following the closing date and is currently recorded in current liabilities on the Company's consolidated balance sheets as of June 30, 2023.
In the acquisition of GTMR, the Company also issued an Accounts Receivable Note to the sellers of GTMR whereby the Company is obligated to pay the sellers a principal amount of $206,587, adjusted for deficiencies in net working capital, for four months following the closing date of the acquisition. The Company determined a net working capital deficiency of $49,740 resulting in an amount due to the sellers of $156,847.

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
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of June 30, 2023 and December 31, 2022, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the six months ended June 30, 2023, the Company recognized $36,538 in Series A dividends, all of which has been paid as of June 30, 2023.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of June 30, 2023 and December 31, 2022, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of June 30, 2023 and December 31, 2022, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 481,250 shares of the Company's common stock.
For the six months ended June 30, 2023, the Company recognized $23,600 in Series C dividends, all of which has been paid as of June 30, 2023.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 47,373,712 and 41,699,363 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively. Shares issued during the six months ended June 30, 2023 were as follows:
•The Company issued 188,529 shares for services;
•4,866,570 shares issued in the acquisition of GTMR;
•556,250 shares issued to partially extinguish the Prior Crom Note;
•63,000 shares issued to an existing shareholder in a private placement at $2.00 per share.
During the six months ended June 30, 2023, the Company issued 314,600 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors for their service. Any unvested restricted shares of common stock are forfeited upon termination of the Board members position on the Board of Directors prior to the end of 2023. As of June 30, 2023, there were 188,529 total restricted shares of common stock that have vested and 126,071 that are expected to vest during the remainder of 2023.

Warrants
The following represents a summary of warrants for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Six Months Ended June 30, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,678,836	$1.84	3,161,568	$1.60
Granted	1,765,862	1.17	2,517,268	2.22
Ending balance	7,444,698	$1.68	5,678,836	$1.84

Warrants exercisable	7,444,698		5,678,836
Intrinsic value of warrants	$545,358		$1,374,303
Weighted Average Remaining Contractual Life (Years)	5.20		5.48
No warrants were granted during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company granted 1,065,862 warrants to two of its officers at $1.04 per share that expire on March 22, 2030. The warrants were issued as part of a bonus achieved under the respective employment agreements for two of the officers of the Company. The Company also granted 700,000 warrants to Crom, as part of the debt transaction discussed in Note 7, at $1.38 per share that expire on February 13, 2028.
All of the warrants have been fully expensed through June 30, 2023.
Options
The Company on November 9, 2021, approved the Stock Incentive Plan, that authorizes the Company to grant up to 2,500,000 shares and options. Prior to this date, the granting of options was not done in accordance with a stock option plan. As of June, 30, 2023, 862,500 stock options have been granted under the Stock Incentive Plan.

The following represents a summary of options for the six months ended June 30, 2023 and the year ended December 31, 2022:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2022	6,425,000	$2.69	5.63	$4.26
Granted	812,500	1.62	6.84	1.10
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding. March 31, 2023	7,237,500	$2.57	5.55	$3.91
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2023	7,237,500	$2.57	5.30	$3.91

As of June 30, 2023
Vested and exercisable	3,511,122	$2.31	5.02	$3.21

During the six months ended June 30, 2023, the Company recognized $3,525,463 of noncash stock based compensation related to the vesting of service-based stock options. No options were exercised during the six months ended June 30, 2023.
The fair value of each option and warrant is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Three Months Ended June 30, 2023	Year Ended December 31, 2022
Expected term	7 years	7 years
Expected volatility	116 – 162%	114 – 157%
Expected dividend yield	—	—
Risk-free interest rate	3.53 – 3.89%	2.00% - 4.18%
Note 12: Fair Value
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. U.S. GAAP sets forth a three-level fair value hierarchy, which prioritizes the inputs used in measuring fair value. The three levels are as follows:
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
The Company issued common stock, a convertible note, and warrants in a securities purchase agreement with Crom (“Derivative Liabilities”) in 2022. During the three months ended March 31, 2023, the Company terminated the Prior Crom Note through an induced conversion and extinguished the conversion option liability associated with the Prior Crom Note. As part of this transaction, the Company entered into the 2023 Note Payable with Crom and issued common stock, a convertible note, and warrants under the 2023 SPA. The Company evaluated the conversion option in the convertible note and the warrants to determine proper accounting treatment and determined them to be Derivative Liabilities. The Derivative Liabilities identified have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The Company has incurred a liability for the estimated fair value of Derivative Liabilities. The estimated fair value of the Derivative Liabilities has been calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).
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
The Company determined that the significant inputs used to value the Derivative Liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at June 30, 2023
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$—	$—	$202,000	$202,000
Prior Crom Note warrant liability	$—	$—	$165,000	$165,000
Contingent earnout	$—	$—	$877,000	$877,000
Total	$—	$—	$1,244,000	$1,244,000

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$-	$-	$824,000	$824,000
Contingent earnout	$-	$-	$812,000	$812,000
Total	$-	$-	$1,636,000	$1,636,000
The Company’s derivative liabilities as of June 30, 2023 and December 31, 2022 associated with the Derivative Liabilities are as follows.

	June 30, 2023	December 31, 2022	Inception
Fair value of conversion option of Prior Crom note	$—	$191,000	$314,000
Fair value of 656,250 warrants on April 4, 2022	165,000	633,000	378,000
Fair value of conversion option of Crom Cortana Fund LLC convertible note	29,000	—	162,000
Fair value of 700,000 warrants on February 13, 2023	173,000	—	259,000
	$367,000	$824,000

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

June 30, 2023
Expected term – conversion option	0.60 years
Expected term - warrants	4.60 years
Stock price as of measurement date	$0.50
Equity volatility - unadjusted	111.10%
Volatility haircut	5.00%
Selected volatility – post haircut	107.20%
Senior unsecured synthetic credit rating	CCC+
OAS differential between CCC+ and B- bonds	881 bps
Risk-free interest rate	8.35%
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
For the six months ended June 30, 2023 and 2022, the Company had two customers representing 44% and 38% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 57% and 60% of the total accounts receivable as of June 30, 2023 and December 31, 2022, respectively.
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
Note 15: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (0.7)% and (23.3)% for the three months ended June 30, 2023 and 2022, respectively, and 16.4% and (13.8)% for the six months ended June 30, 2023 and 2022, respectively. The decrease in the effective tax rate was primarily due to the establishment of a valuation allowance against the Company's net deferred tax assets in the three months ended June 30, 2022. The increase in the effective tax rate for the six months was primarily due to the release of the valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition in the first quarter of 2023.

Note 16: Factoring of Accounts Receivable

On January 24, 2023, GTMR (acquired by the Company on March 22, 2023 and discussed in Note 3) entered into a factoring agreement (the “Factoring Agreement”) with Republic Capital Access LLC (“RCA”) wherein GTMR agreed to sell certain of its accounts receivable, up to a limit of $1,000,000 without recourse.

During the six months ended June 30, 2023, total receivables sold under the Factoring Agreement was $1,335,813. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to RCA, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by RCA prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company will receive an initial payment of 90% or 85% on prime contracts or subcontracts, respectively. The remaining balance of the receivable is paid upon receipt of payment by RCA, less RCA factoring fees.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under this arrangement were $8,257 for the six months ended June 30, 2023.
Note 17: Subsequent Events
Castellum, Inc. has performed an evaluation of subsequent events through the date the consolidated financial statements were issued. This evaluation did not result in any subsequent events that necessitated disclosure and/or adjustments.

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
Business Overview
Castellum, Inc. is focused on acquiring and growing technology companies in the areas of cybersecurity, IT, electronic warfare, information warfare, and information operations with businesses in the governmental and commercial markets. Our services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, and data analytics. Our primary customers are agencies and departments of the U.S. Government ("USG"), and our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers.
Recent Developments
On March 23, 2023, the Company closed on its acquisition of Global Technologies Management Resources, Inc. ("GTMR"). Subject to the terms and conditions of the Agreement and Plan of Merger, all of the capital stock of GTMR outstanding immediately prior to the effective time was converted into (a) 4,866,570 shares of the Company’s common stock, par value $0.0001 per share and (b) $1,250,000 in cash.
Budgetary Environment

On August 2, 2023, the U.S. Senate passed their version of the National Defense Authorization Act ("NDAA") and have adjourned to return in September when lawmakers in the U.S House of Representatives and U.S. Senate will negotiate the final NDAA. Although the final NDAA is subject to further negotiations and is expected to have additional revisions, we do not believe that there will be revisions that have an impact on our existing contracts. We will continue to monitor the process closely as the NDAA progresses through the appropriations process.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended June 30, 2023 compared to the three months ended June 30, 2022;
•the six months ended June 30, 2023 compared to the six months ended June 30, 2022.
Key Components of Revenue and Expenses
Revenues
Our revenues are primarily derived from services provided to the U.S. Federal, state, and local governments. We currently generate our revenue from three different types of contractual arrangements: Cost Plus Fixed Fee (“CPFF”), Fixed Firm Price (“FFP”) and Time and Materials (“T&M”) contracts. For CPFF contracts, we use input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, we use input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.

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
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

	Three Months Ended June 30,		Change
	2023	2022	Amount	%
Revenues	$12,475,802	$11,055,251	$1,420,551	13%
Cost of revenues	7,263,984	6,368,918	895,066	14%
Gross Profit	5,211,818	4,686,333	525,485	11%
Operating expenses:
Indirect costs	2,241,460	3,598,611	(1,357,151)	(38)%
Overhead	536,937	340,572	196,365	58%
General and administrative expenses	4,244,312	3,493,605	750,707	21%
Gain from change in fair value of contingent earnout	83,000	—	83,000	—%
Total operating expenses	7,105,709	7,432,788	(327,079)	(4)%
Loss from operations:	(1,893,891)	(2,746,455)	852,564	(31)%

Other expense, net	(217,835)	(1,084,672)	866,837	(80)%

Loss before income taxes and preferred stock dividends	(2,111,726)	(3,831,127)	1,719,401	(45)%

Income tax benefit (expense)	13,280	(893,422)	906,702	(101)%
Preferred stock dividend	29,820	29,626	194	1%
Net loss	$(2,128,266)	$(4,754,175)	$2,625,909	(55)%
Revenue
Total revenue was $12,475,802 for the three months ended June 30, 2023 as compared to total revenue of $11,055,251 for the three months ended June 30, 2022. The increase of $1,420,551 or 13%, was driven primarily by contributions from the acquisition of LSG in Q2 2022 and inorganic revenues derived from the GTMR acquisition that occurred in Q1 2023.
Cost of revenues
Total cost of revenues was $7,263,984 for the three months ended June 30, 2023 as compared to total cost of revenues of $6,368,918 for the three months ended June 30, 2022. The increase of $895,066, or 14%, is in line with the change in revenue noted above due to the acquisitions and higher costs of certain projects.
Gross Profit
Total gross profit was $5,211,818 for the three months ended June 30, 2023 as compared to total gross profit of $4,686,333 for the three months ended June 30, 2022. The increase of $525,485, or 11%, was driven primarily by the increase in revenues due to inorganic growth, from the acquisitions of LSG and GTMR, and managing labor costs on certain projects.
Operating expenses
Total operating expenses were $7,105,709 for the three months ended June 30, 2023 as compared to total operating expense of $7,432,788 for the three months ended June 30, 2022. The decrease of $327,079, or 4%, was primarily driven by a decrease in indirect costs of $1,357,151, as the indirect costs in 2022 were higher primarily because of executive bonuses related to the LSG acquisition. The decrease in indirect costs was partially offset by an increase of $750,707 in general and administrative expenses which was driven by an increase in noncash stock based compensation from the vesting of stock options during the three months ended June 30, 2023.
Other expense
Total other expense was $217,835 for the three months ended June 30, 2023 as compared to total other expense of $1,084,672 for the three months ended June 30, 2022. The decrease of $866,837 or 80%, was primarily driven by the gain from change in fair value of the derivative liability of $593,000 partially offset by an increase in interest expense.
Income tax (expense) benefit

Income tax (expense) benefit was $13,280 for the three months ended June 30, 2023 as compared to $(893,422) for the three months ended June 30, 2022. The increase of $906,702 or 101% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance against the Company's net deferred tax assets.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022.

	Six Months Ended June 30, 2023		Change
	2023	2022	Amount	%
Revenues	$22,412,815	$21,045,392	$1,367,423	6%
Cost of revenues	13,163,215	12,224,559	938,656	8%
Gross Profit	9,249,600	8,820,833	428,767	5%
Operating expenses:
Indirect costs	4,452,339	5,327,806	(875,467)	(16)%
Overhead	1,004,619	759,542	245,077	32%
General and administrative expenses	10,290,842	6,335,745	3,955,097	62%
Gain from change in fair value of contingent earnout	65,000	—	65,000	—
Total operating expenses	15,812,800	12,423,093	3,389,707	27%
Loss from operations:	(6,563,200)	(3,602,260)	(2,960,940)	82%

Other expense, net	(1,097,563)	(1,774,298)	676,735	(38)%

Loss before income taxes and preferred stock dividends	(7,660,763)	(5,376,558)	(2,284,205)	42%

Income tax benefit (expense)	1,238,929	(743,794)	1,982,723	(267)%
Preferred stock dividend	60,139	40,538	19,601	48%
Net loss	$(6,481,973)	$(6,160,890)	$(321,083)	5%

Revenue
Total revenue was $22,412,815 for the six months ended June 30, 2023 as compared to total revenue of $21,045,392 for the six months ended June 30, 2022. The increase of, $1,367,423 or 6%, was driven primarily by inorganic contributions from the acquisitions of LSG and GTMR.
Cost of revenues
Total cost of revenues was $13,163,215 for the six months ended June 30, 2023 as compared to total cost of revenues of $12,224,559 for the six months ended June 30, 2022. The increase of $938,656, or 8%, is in line with the minimal change in revenue noted above due to the acquisitions and higher costs of certain projects.

Gross Profit
Total gross profit was $9,249,600 for the six months ended June 30, 2023 as compared to total gross profit of $8,820,833 for the six months ended June 30, 2022. The increase of $428,767, or 5%, was driven primarily by the higher margins of certain projects due to managing costs on certain projects and inorganic contributions from the acquisitions of LSG and GTMR.
Operating expenses
Total operating expenses were $15,812,800 for the six months ended June 30, 2023 as compared to total operating expense of $12,423,093 for the six months ended June 30, 2022. The increase of $3,389,707, or 27%, was primarily driven by the increase in general and administrative expenses caused largely by noncash stock based compensation of $4,938,021 and salaries of $2,184,333 due to increased headcount, and increased legal and auditing fees related to the GTMR acquisition. The increase in general and administrative expenses was partially offset by a decrease in indirect costs pertaining to a reduction in acquisition-related bonuses paid to executives.
Other expense
Total other expense was $(1,097,563) for the six months ended June 30, 2023 as compared to total other expense of $(1,774,298) for the six months ended June 30, 2022. The decrease of $676,735 or 38%, was primarily driven by the gain from change in fair value of the derivative liability of $844,625 partially offset by interest expense.
Income tax (expense) benefit

Income tax (expense) benefit was $13,280 for the six months ended June 30, 2023 as compared to $(743,794) for the six months ended June 30, 2022. The increase of $1,982,723 or 267% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition in the first quarter of 2023.
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

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under Indefinite Delivery Indefinite Quantity ("IDIQ") contracts, except to the extent that task orders have been awarded to us under those contracts.

Contract Backlog

Funded	$22,627,723
Unfunded	18,900,858
Priced Options	67,772,103
Total Backlog	$109,300,684
Total backlog
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods, and other unexercised optional orders. As of June 30,

2023 the Company had $109 million of remaining performance obligations. We expect to recognize approximately 31% of the remaining performance obligations over the next 12 months, and approximately 54% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that, in some cases, extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the New York Stock Exchange American ("NYSE American LLC"). As of June 30, 2023, we had $2,989,677 of cash on hand and unused borrowing capacity of $324,975 from our revolving line of credit. We believe our existing cash and cash equivalents provided by our ongoing operations together with funds available under our credit facilities will be sufficient to meet our working capital, capital expenditures and cash needs for the next 12 months and beyond.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, and Note 9 in this quarterly report on Form 10-Q.
Shares of our common stock included in our public float as of August 11, 2023 was 11,105,992 which excludes restricted shares and those held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

	Six Months Ended June 30, 2023		Change
	2023	2022	Amount	%
Net cash provided (used) by operating activities	$(1,865,051)	$(769,006)	$(1,096,045)	143%
Net cash provided (used) by investing activities	(427,734)	(330,545)	$(97,189)	29%
Net cash provided (used) by financing activities	641,566	1,139,388	$(497,822)	-44%
Change in cash	$(1,651,219)	$39,837	$(1,691,056)	NM
NM - not meaningful
Operating activities
Net cash (used) by operating activities increased to $(1,865,051), for the six months ended June 30, 2023, from $(769,006) for the six months ended June 30, 2022. This increase in net cash (used) by operating activities was primarily driven by an increase in net loss for the six months ended June 30, 2023, offset by noncash adjustments related to stock based compensation and warrants issued for the GTMR acquisition during the six months ended June 30, 2023.
Investing activities
Net cash (used) by investing activities increased to $(427,734), for the six months ended June 30, 2023, from $(330,545), for the six months ended June 30, 2022. The increase in net cash (used) by investing activities was primarily due to the cash paid in the acquisition of GTMR during 2023.
Financing activities
Net cash provided by financing activities decreased to $641,566, for the six months ended June 30, 2023, from $1,139,388, for the six months ended June 30, 2022. The decrease in net cash provided by financing activities was primarily due to the reduction in proceeds from issuance of preferred and common stock, the reduction in proceeds from notes payable, and an increase in payments on notes payable.
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
Interest rate and market risk
The Company maintains a revolving promissory note and a term loan note with Live Oak Banking Company, referred to as the “Live Oak Revolving Note” and the “Live Oak Term Loan Note”, respectively. The Live Oak Revolving Note is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus 2.75%. Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). Rising interest rates are likely to increase our interest expense in the future. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, Secured Overnight Financing Rate, or London Interbank Offered Rate.
Effects of inflation
U.S. inflation has been near a 40-year high. Because costs rise faster than revenues during the early phase of inflation, we may need to give higher than normal raises to employees, start new employees at higher wages and/or have increased cost of employee benefits, but not be able to pass the higher costs through to the government due to competition and government pressures. Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Given the long-term nature of the Company’s contracts, we may be unable to take sufficient action to mitigate inflationary pressures.
Sustained inflation also can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate which normally translates into an increase in most banks’ Prime Rate. Because our notes with Live Oak Banking Company are both variable interest rate instruments tied to the prime rate, actions by the Fed to increase the federal funds rate will increase our cost of debt and our interest expense thereby increasing our pre-tax loss and net loss. Our borrowing costs have recently increased and are expected to increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. Federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022 filed on March 17, 2023 have affected or could materially adversely affect our business, prospects, operating results, and financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Explanatory Note Regarding Forward-Looking Statements.”
We removed the following risk factor from those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022:

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

We have added the following risk factor to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022:

Risks Related to our Common Stock and Preferred Stock

Low Trading Price of Common Stock on the NYSE American

Our common stock was approved for listing on the NYSE American and began trading there on October 13, 2022. The closing price of our common stock has been below $1.00 for more than thirty (30) consecutive trading days. In the case of a company whose common stock sells for a low price per share for a substantial period of time, the NYSE
American continued listing rules permit the exchange to de-list a listed company in the event it fails to effect a reverse split of such shares within a reasonable time after being notified that the exchange deems such action to be appropriate under the circumstances. We have not received any such notification from the NYSE American but could receive it in the future. In the event we received such a notice from the NYSE American and failed to comply within a reasonable time after receiving such notice with its request to effect a reverse stock split of our common shares, our shares of common stock could be delisted from the NYSE American.
Aside from the change mentioned above, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
On May 2, 2023, the Company issued 63,000 shares of common stock in a private placement to an existing shareholder at $2.00 per share, valued at $126,000.
The issuance described in this subsection was made in reliance on the private placement exemption pursuant to Section 4(a)(2) of the Securities Act because the issuance did not involve a public offering.
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

			Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of the company	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of the company	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Castellum, Inc., KC Holdings Company, Inc., and Specialty Systems, Inc., and the Stockholders Named Herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. ("GTMR"), the stockholders of GTMR, and James Morton, as the representative of the Stockholders.	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023
4.1	Form of Warrant to Purchase Common Stock	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	10.1	February 16, 2023

10.1	Secured Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note Issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note Issued on August 12, 2021 by Corvus Consulting, LLC and Registrant to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note Issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022
10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023

10.25+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.26+	Form of Restrictive Covenant Agreement, by and among ______, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

104	The cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL and contained in Exhibits 101.
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
++ Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is (i) not material and (ii) the type of information the Company treats as confidential. The Company will furnish supplementally an unredacted copy of such exhibit to the SEC or its staff upon its request.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	CASTELLUM, INC.

/s/ Mark C. Fuller
Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)