Form 10-Q
period 2023-09-30
Castellum, Inc.
filed 2023-11-14
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 10, 2023
Common Stock, par value $0.0001 per share	47,642,427

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2023

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company”, “our Company,” “we,” “our,” “us,” and “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split,” “Offering,” “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange American LLC ("NYSE American"). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Quarterly Report on Form 10-Q, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Explanatory Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which statements involve substantial risk and uncertainties. These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In particular, these statements relate to future actions, prospective products and services, market acceptance, future performance or results of current and anticipated products and services, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.
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
•sequestration or other budgetary restrictions imposed by the United States government in the absence of an approved budget or continuing resolution;

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
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to the “Company,” “our Company,” “we,” “our,” “us,” and “Castellum” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets

Current Assets:
Cash	$1,335,977	$4,640,896
Accounts receivable	7,814,468	5,193,562
Contract asset	575,942	257,434
Prepaid income taxes	28,944	351,116
Prepaid expenses and other current assets	332,548	222,995

Total current assets	10,087,879	10,666,003

Fixed assets, net	353,816	173,350

Non-Current Assets:
Right of use asset - operating lease	703,054	35,524
Intangible assets, net	9,592,449	6,634,167
Goodwill	10,716,907	15,533,964

Total non-current assets	21,366,226	22,377,005

Total Assets	$31,454,105	$33,043,008

Liabilities and Stockholders' Equity

Liabilities
Current Liabilities
Accounts payable and accrued expenses	$991,386	$1,617,596
Accrued payroll and payroll related expenses	3,172,180	1,869,517
Due to seller	350,000	280,000
Obligation to issue common and preferred stock	284,500	—
Contingent earnout	877,000	812,000
Derivative liabilities	125,300	824,000
Revolving credit facility	625,025	300,025
Current portion of notes payable, net of discount	8,222,891	2,033,348
Current portion of convertible promissory notes - related parties, net of discount	1,920,125	—

Current portion of lease liability - operating lease	187,086	22,054

Total current liabilities	16,755,493	7,758,540

Non-Current Liabilities
Deferred Tax Liability	—	—
Lease liability - operating lease, net of current portion	524,346	12,632
Note payable - related party, net of current portion	400,000	400,000
Convertible promissory notes - related parties, net of discount, net of current portion	—	999,430
Notes payable, net of discount, net of current portion	—	6,340,490

Total non-current liabilities	924,346	7,752,552

Total Liabilities	17,679,839	15,511,092

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	588	588
Series B Preferred stock, par value $0.0001; 10,000,000 shares authorized; 0 and 0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 47,579,402 and 41,699,363 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	4,758	4,170
Additional paid in capital	55,536,292	43,621,651
Accumulated deficit	(41,767,449)	(26,094,570)

Total stockholders' equity	13,774,266	17,531,916

Total Liabilities and Stockholders' Equity	$31,454,105	$33,043,008
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$11,741,164	$11,120,712	$34,153,979	$32,166,104
Cost of Revenues	6,903,689	6,474,261	20,066,904	18,698,820
Gross Profit	4,837,475	4,646,451	14,087,075	13,467,284

Operating Expenses
Indirect costs	2,258,082	2,130,513	6,710,421	7,458,319
Overhead	493,706	407,804	1,498,325	1,167,346
General and administrative expenses	3,739,975	3,297,319	14,030,818	9,633,064
Goodwill impairment loss	6,919,094	—	6,919,094	—
Change in fair value of contingent earnout	—	864,000	65,000	864,000

Total operating expenses	13,410,857	6,699,636	29,223,658	19,122,729

Loss From Operations Before Other Income (Expense)	(8,573,382)	(2,053,185)	(15,136,583)	(5,655,445)

Other Income (Expense)
Loss on induced conversion	—	—	(300,000)	—
Gain (loss) from change in fair value of derivative liability	241,700	76,000	1,086,325	(97,000)
Other income (expense)	85,230	—	84,157	303
Interest expense, net of interest income	(843,148)	(978,314)	(2,484,263)	(2,579,915)
Total other income (expense)	(516,218)	(902,314)	(1,613,781)	(2,676,612)

Loss From Operations Before Benefit For Income Taxes	(9,089,600)	(2,955,499)	(16,750,364)	(8,332,057)

Income tax benefit (expense)	(102,584)	(159,025)	1,136,345	(902,820)

Net Loss	(9,192,184)	(3,114,524)	(15,614,019)	(9,234,877)
Less: preferred stock dividends	28,719	29,911	88,858	70,447
Net Loss To Common Shareholders	$(9,220,903)	$(3,144,435)	$(15,702,877)	$(9,305,324)

Net Loss Per Share - Basic And Diluted	$(0.19)	$(0.12)	$(0.34)	$(0.39)

Weighted Average Shares Outstanding - Basic And Diluted	48,527,472	25,868,849	46,673,959	23,621,551
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	—	—	875,640	—	875,640
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	—	—	—
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,937	—	30,937
Shares issued in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Cancellation of shares in acquisition of MFSI	—	—	—	—	—	—	—	—	—	—	—
Shares issued for service, net of amounts prepaid	—	—	—	—	—	—	7,500	1	6,187	—	6,188
Shares issued in exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash in Series C Preferred
Subscription Agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000

Net loss for the period	—	—	—	—	—	—	—	—	—	(1,406,715)	(1,406,715)

Balance - March 31, 2022	5,875,000	588	3,610,000	361	770,000	77	19,998,132	2,001	27,479,871	(12,492,731)	14,990,167

Shares issued for services net of amounts prepaid	—	—	—	—	—	—	7,500	1	11,939	—	11,940
Shares issued for cash, including fair value adjustment	—	—	—	—	—	—	1,250,000	125	592,875	—	593,000
Shares issued for commitment fees	—	—	—	—	—	—	125,000	13	59,288	—	59,300
Shares issued to satisfy obligation to issue common stock	—	—	—	—	—	—	132,500	13	533,737	—	533,750
Shares issued to acquire LSG	—	—	—	—	—	—	600,000	60	2,279,940	—	2,280,000
Conversion of Series B Preferred to Common Shares	—	—	(535,000)	(54)	—	—	2,675,000	268	(214)	—	—
Stock-based compensation - options	—	—	—	—	—	—	—	—	1,117,335	—	1,117,335
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,603,219	—	1,603,219
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,938	—	30,938
Gain on extinguishment of related party convertible note	—	—	—	—	—	—	—	—	2,667,903	—	2,667,903

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,754,175)	(4,754,175)

Balance - June 30, 2022	5,875,000	588	3,075,000	307	770,000	77	24,788,132	2,480	36,376,831	(17,246,906)	19,133,377

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,139,018	—	1,139,018
Stock-based compensation - restricted shares	—	—	—	—	—	—	—	—	30,937	—	30,937
Net loss for the period	—	—	—	—	—	—	—	—	—	(3,144,435)	(3,144,435)

Balance - September 30, 2022	5,875,000	588	3,075,000	307	770,000	77	24,788,132	2,480	37,546,786	(20,391,341)	17,158,897

Balance - December 31, 2022	5,875,000	588	—	—	770,000	77	41,699,363	4,170	43,621,651	(26,094,570)	17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs	—	—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	588	—	—	770,000	77	47,247,687	4,725	53,333,138	(30,448,280)	22,890,248

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,165	—	1,089,165
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	63,025	6	74,994	—	75,000
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000
Net loss for the period	—	—	—	—	—	—	—	—	—	(2,128,266)	(2,128,266)

Balance - June 30 2023	5,875,000	588	—	—	770,000	77	47,373,712	4,737	54,623,291	(32,576,546)	22,052,147

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,163	—	1,089,163
Stock-based compensation - shares issued to advisory board	—	—	—	—	—	—	48,000	5	17,275	—	17,280
Restricted stock and shares issued for services	—	—	—	—	—	—	132,690	13	100,066	—	100,079
Shares issued to Crom Cortana in Crom Transaction	—	—	—	—	—	—	25,000	3	10,997	—	11,000
Balance sheet reclassification adjustment (Note 2)	—	—	—	—	—	—	—	—	(304,500)	30,000	(274,500)
Net loss for the period	—	—	—	—	—	—	—	—	—	(9,220,903)	(9,220,903)

Balance - September 30, 2023	5,875,000	588	—	—	770,000	77	47,579,402	4,758	55,536,292	(41,767,449)	13,774,266
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	2023	2022
Cash Flow From Operating Activities
Net loss	$(15,614,019)	$(9,234,877)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,865,839	1,520,329
Amortization of discounts, premium and deferred costs	1,746,019	1,869,152
Stock-based compensation	6,112,184	4,906,152
Deferred tax provision	(1,486,460)	610,033
Gain on disposal of fixed assets	—	(303)
Financing fee and bank charges for note payable and advances on revolving credit line	—	3,775
Goodwill impairment loss	6,919,094	—
Lease cost	128,403	833
Legal fees paid out of proceeds from a note payable	—	30,000
Gain from timing difference on issuance of shares	(85,231)	—
Change in fair value of contingent earnout	65,000	864,000
Change in fair value of derivative liability	(1,086,325)	97,000
Changes in assets and liabilities
Accounts receivable	(2,118,021)	(2,637,969)
Proceeds from factoring accounts receivable	850,141	—
Prepaid expenses and other current assets	335,262	(58,051)
Contract asset (liability)	(318,509)	673,638
Lease liability	(94,295)	—
Accounts payable and accrued expenses	(354,502)	801,641
Net cash used in operating activities	(3,135,420)	(554,647)

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	(485,739)	(250,000)
Cash paid to seller from factoring	(411,975)	—
Cash received in acquisition of GTMR	475,000	—
Purchases of fixed assets	(20,526)	(92,436)
Net cash used in investing activities	(443,240)	(342,436)

Cash Flows From Financing Activities
Proceeds from revolving credit line	325,000	300,000
Payment of debt issuance costs	(15,000)	—
Proceeds from issuance of preferred and common stock	126,000	625,000
Proceeds from notes payable	1,200,000	1,470,000
Preferred stock dividend	(88,858)	(70,449)
Proceeds from exercise of stock options	—	12,000
Repayment of amounts due to seller	(280,000)	(160,000)
Loss on induced conversion	300,000	—
Repayment of convertible note payable - related party	—	(500,000)

Repayment of note payable	(1,293,401)	(943,995)
Net cash provided by financing activities	273,741	732,556

Net Decrease in Cash	(3,304,919)	(164,527)

Cash - Beginning of Period	4,640,896	2,017,915

Cash - End of Period	$1,335,977	$1,853,388

Supplemental Disclosures
Cash paid for interest expense	$749,465	$559,234
Cash refunded (paid) from income taxes	$(4,751)	$118,885

Summary of Non-Cash Activities:

Debt discount on note payable	$28,000	$500,000
Derivative liability incurred for note payable	421,000	692,000
Extinguishment of debt discount - derivative liability	171,128	—
Extinguishment of debt discount - debt issuance costs	8,034	—
Extinguishment of derivative liability on Crom note	33,375	—
Adjustment to contingent consideration and customer relationships	—	275,000
Gain on extinguishment of convertible note payable - related party applied to APIC	—	2,667,903
Common shares issued for obligation to issue common stock	—	533,750
Deferred issuance costs recognized for note payable	—	59,300
Fair value adjustment recognized on issuance of common stock in Securities Purchase Agreement	—	93,000
Common shares issued in conversion of Series B preferred shares	$—	$5,350

For the non-cash activities related to the Company's acquisitions and debt transaction see Note 3, "Acquisitions" and Note 7, "Notes Payable".
See notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2023 and 2022
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on acquiring and growing technology companies in the areas of cybersecurity, information technology, electronic warfare, and information warfare with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, Model Based Systems Engineering ("MBSE"), program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company works with multiple business brokers and contacts within its business network to identify potential acquisitions.
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
On October 13, 2022, the Company effected a $3,000,000 public offering, a 1-for-20 Reverse Stock Split of its common shares, and an uplisting to the NYSE American. All share and per share figures related to the common stock have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 4C.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, the acquired value of the intangible assets and goodwill, impaired value of intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, fair value for consideration elements of business combinations, permanent and temporary differences related to income taxes and determination of the fair value of stock awards. Actual results could differ from those estimates.
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
The Company currently generates its revenue from three different types of contractual arrangements: cost plus fixed fee (“CPFF”), firm-fixed-price contracts (“FFP”), and time-and-materials (“T&M”) contracts. The Company generally recognizes revenue over time as control is transferred to the customer, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type and the nature of the goods or services to be provided.

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
These arrangements generally qualify for the “right-to-invoice” practical expedient where revenue is recognized in proportion to billable consideration. FFP Level-Of-Effort contracts are substantially similar to T&M contracts except that the Company is required to deliver a specified level-of-effort over a stated period. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required manpower.
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
The following table disaggregates the Company’s revenue by contract type for the nine months ended September 30:

	2023	2022
Revenue:
Time and material	$19,481,565	$17,924,100
Firm fixed price	2,452,726	3,607,597
Cost plus fixed fee	12,219,688	10,634,407
Total	$34,153,979	$32,166,104
Accounting for Income Taxes

Accounting for income taxes are accounted for under the asset and liability method. We estimate our income taxes in each of the jurisdictions where the Company operates. This process involves estimating our current tax expense or benefit together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. When assessing the realizability of deferred tax assets, we consider if it is more likely than not that some or all of the deferred tax assets will not be realized. In making this assessment, we consider the availability of loss carryforwards, projected reversals of deferred tax liabilities, projected future taxable income, and ongoing prudent and feasible tax planning strategies.

We are subject to income taxes in the federal and state tax jurisdictions based upon our business operations in those jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10 on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized up on ultimate settlement with the related tax authority. Management evaluates its tax positions on a quarterly basis.

The Company files income tax returns in the US Federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS”) and state taxing authorities, generally for three years after they were filed.
Recent Accounting Pronouncements
The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to its financial condition, results of operations, cash flows, or disclosures. There have been no recently issued accounting pronouncements as of September 30, 2023 that would materially impact the Company.
Balance Sheet Reclassification Adjustment
The Company identified an immaterial error in its annual and interim financial statements for the year ended December 31, 2022 and the first and second quarters of 2023, whereby additional paid in capital was overstated by $304,500 and the obligation to issue common shares account and the accumulated deficit account were understated by $274,500 and $30,000 respectively. These immaterial amounts have been adjusted and the corrected balances are reflected in the Company's Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and the Consolidated Statement of Changes in Stockholders' Equity.
Note 3: Acquisitions
The Company has completed the following acquisitions to achieve its business purposes as discussed in Note 1. As the acquisitions made by the Company in 2022 and 2023 were of the common stock or membership interests of the companies, certain assets in some of the acquisitions (intangible assets and goodwill) are not considered deductible for tax purposes. For the LSG acquisition goodwill is deductible for tax.
GTMR
On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR. This acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company. The Company acquired GTMR to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.
The following represents the preliminary assets and liabilities acquired in this acquisition:

	March 31, 2023	Adjustments	September 30, 2023
Cash	$475,000	$—	$475,000
Accounts receivable other receivables	1,380,203	(9,384)	1,370,819
Income tax receivable	155,449	(127,992)	27,457
Prepaid expenses	116,892	(30,856)	86,036
Other asset	17,182	—	17,182
Furniture and equipment	163,301	103,760	267,061
Right of use asset – operating lease	—	641,392	641,392
Customer relationships	2,426,000	—	2,426,000
Right of use asset - finance lease	—	17,456	17,456
Tradename	517,000	—	517,000
Backlog	1,774,000	—	1,774,000
Goodwill	1,822,466	279,571	2,102,037
Deferred tax liability	(1,244,368)	(242,093)	(1,486,461)
Lease liability – operating lease	(17,608)	(603,799)	(621,407)
Lease liability – finance lease	—	(12,549)	(12,549)
Accounts payable and accrued expenses	$(1,030,957)	$141,341	$(889,616)
Net assets acquired	$6,554,560	$156,847	$6,711,407
The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Common stock	5,304,561
Accounts receivable note	156,847
Total consideration paid	$6,711,407
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

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There have been no adjustments in the nine months ended September 30, 2023 and the measurement period is closed as of June 30, 2023.
For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.
The following table shows unaudited pro-forma results for the nine months ended September 30, 2023 and 2022, as if the acquisitions of LSG and GTMR had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the nine months ended September 30, 2023
Revenues	$36,521,201
Net loss	$(15,523,013)
Net loss per share - basic	$(0.32)
For the nine months ended September 30, 2022
Revenues	$41,519,606
Net loss	$(8,692,978)
Net loss per share - basic	$(0.37)
Note 4: Fixed Assets
Fixed assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Equipment	$239,348	$141,732
Furniture	43,119	32,574
Software	62,671	-
Leasehold improvements	192,962	83,266
Total fixed assets	538,100	257,572
Accumulated depreciation	(184,284)	(84,222)
Fixed assets, net	$353,816	$173,350
Depreciation expense for the three and nine months ended September 30, 2023 was $40,822 and $107,121 and depreciation expense for the three and nine months ended September 30, 2022 was $34,105 and $47,589, respectively.

Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

		September 30, 2023	December 31, 2022
Customer relationships	4.5– 15 years	$11,961,000	$9,535,000
Tradename	4.5 years	783,000	266,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	1,436,000
Non-compete agreement	3-5 years	684,000	684,000
		17,171,864	12,454,864
Accumulated amortization		(7,579,415)	(5,820,697)
Intangible assets, net		$9,592,449	$6,634,167
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and nine months ended September 30, 2023 was $634,043 and $1,758,718, respectively, and amortization expense for the three and nine months ended September 30, 2022 was $497,693 and $1,472,740, respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of September 30 are as follows:

2023	$621,585
2024	2,074,686
2025	1,453,000
2026	1,242,863
2027	1,034,302
Thereafter	3,166,013
Total	$9,592,449
Impairment of Goodwill
The Company performs its annual testing of goodwill and intangible assets in the fourth quarter of each year. Between annual testing dates, the Company monitors factors such as its market capitalization, comparable company market multiples and macroeconomic conditions to identify conditions that could impact the Company’s assumptions utilized in the determination of the estimated fair values of the Company’s reporting units and intangible assets significantly enough to trigger an impairment.

The goodwill impairment tests are based on determining the fair value of the specified reporting units based on management judgments and assumptions using the discounted cash flows under the income approach classified in Level 3 of the fair value hierarchy and comparable company market valuation classified in Level 2 of the fair value hierarchy approaches. The Company has identified SSI, Corvus, and MFSI as its reporting units for the purposes of allocating goodwill and intangibles as well as assessing impairments. The valuation approaches are subject to key judgments and assumptions that are sensitive to change such as judgments and assumptions about appropriate revenue growth rates, gross profit, and comparable company market multiples.

As a result of a decrease in the Company’s market capitalization, the Company determined that a triggering event occurred requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. The impairment test indicated a non-cash goodwill impairment charge related to all three reporting units of $6,919,094 which the Company recorded during the three months ended September 30, 2023. Future declines in estimated after tax cash flows or a decline in market capitalization could result in an additional indication of impairment in one or more of the Company’s reporting units.

The activity of goodwill (including impairment) for the nine months ended September 30, 2023, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2022	$6,387,741	$8,461,150	$685,073	$15,533,964
Goodwill acquired through acquisitions	—	2,102,037	—	2,102,037
Impairment loss	(4,429,000)	(1,845,094)	(645,000)	(6,919,094)
September 30, 2023	$1,958,741	$8,718,093	$40,073	$10,716,907
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. The additions of goodwill in the respective periods relate to the acquisitions made by the Company. The Company has not disposed of any entities.
Note 6: Convertible Promissory Notes – Related Parties
The Company entered into convertible promissory notes – related parties as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022, maturity date September 30, 2024)	3,209,617	3,209,617
Less: Beneficial conversion feature discount	(1,289,492)	(2,210,187)
	$1,920,125	$999,430
Interest expense which includes amortization of discount for the three and nine months ended September 30, 2023 was $354,230 and $1,030,552, respectively, and $404,906 and $1,205,123 for the three and nine months ended September 30, 2022, respectively. There was no accrued interest on the note payable as of September 30, 2023. The amount of the BCF discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
The entire convertible promissory note – related parties balance is reflected in current liabilities.

Note 7: Notes Payable
The Company entered into notes payable as follows as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Note payable at 7% originally due November 2023, maturing September 30, 2024	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (a)	400,000	400,000
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (b)	400,000	-
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (c)	—	890,000
Convertible note payable, convertible at $1.20 per share, at 10%, maturing February 13, 2024 (c)	840,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (7.75% at September 30, 2023 and 6.25% at December 31, 2022) maturing August 11, 2024	1,330,835	2,324,236

Total Notes Payable	8,570,835	9,214,236
Less: Debt Discount	(347,944)	(840,398)
	$8,222,891	$8,373,838
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
(c)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance of the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR acquisition, as well as fund the aforementioned debt repayment.
Interest expense which includes amortization of discount for the three and nine months ended September 30, 2023 was $486,079 and $1,444,540, respectively, and $538,666 and $1,325,885 for the three and nine months ended September 30, 2022, respectively. Accrued interest on the notes payable as of September 30, 2023 was $0.
Each note discussed above will reach maturity during 2024. Future principal payments are scheduled to be $358,090 and $8,212,745 in 2023 and 2024, respectively.

Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of September 30, 2023 (unaudited) and December 31, 2022, as follows:

	September 30, 2023 (unaudited)	December 31, 2022
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the three and nine months ended September 30, 2023 was $5,092 and $15,004, respectively, and $5,047 and $14,959 for the three and nine months ended September 30, 2022, respectively. The entire note payable – related party balance is reflected in noncurrent liabilities.
Note 9: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Bank (“Revolving Credit Facility”). The Revolving Credit Facility matures on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. On April 12, 2022, the Company was advanced $300,025 and on January 19, 2023, the Company was advanced an additional $325,000 under the Revolving Credit Facility. The Company currently has $625,025 outstanding on the Revolving Credit Facility. The Company incurred $42,701 in interest in the nine months ended September 30, 2023, none of which is accrued as of September 30, 2023.
Note 10: Due to Seller
In the acquisition of GTMR, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment has been postponed and the unpaid balance of $350,000 will accrue interest at an annual rate of 11.05% until it is paid in full. The $350,000 is recorded in current liabilities on the Company's Consolidated Balance Sheets as of September 30, 2023.
In the acquisition of GTMR, the Company also issued an Accounts Receivable Note to the sellers of GTMR whereby the Company is obligated to pay the sellers a principal amount of $206,587, adjusted for deficiencies in net working capital, for four months following the closing date of the acquisition. The Company determined a net working capital deficiency of $49,740 resulting in an amount due to the sellers of $156,847. This amount was paid in full during the three months ended September 30, 2023.
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
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of September 30, 2023 and December 31, 2022, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.

For the nine months ended September 30, 2023, the Company recognized $55,078 in Series A dividends, all of which has been paid as of September 30, 2023.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of September 30, 2023 and December 31, 2022, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of September 30, 2023 and December 31, 2022, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 481,250 shares of the Company's common stock.
For the nine months ended September 30, 2023, the Company recognized $35,150 in Series C dividends, all of which has been paid as of September 30, 2023.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 47,579,402 and 41,699,363 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Shares issued during the nine months ended September 30, 2023 were as follows:
•The Company issued 369,219 shares for services;
•4,866,570 shares issued in the acquisition of GTMR;
•556,250 shares issued to partially extinguish the Prior Crom Note;
•63,000 shares issued to an existing shareholder in a private placement at $2.00 per share.
•25,000 shares issued to Crom as commitment shares for the 2023 Note Payable.
During the nine months ended September 30, 2023, the Company issued 314,600 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors for their service. Any unvested restricted shares of common stock are forfeited upon termination of the Board members position on the Board of Directors prior to the end of 2023. As of September 30, 2023, there were 251,554 total restricted shares of common stock that have vested and 63,046 that are expected to vest during the remainder of 2023.

Warrants
The following represents a summary of warrants for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Nine Months Ended September 30, 2023		Year Ended December 31, 2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,678,836	$1.84	3,161,568	$1.60
Granted	1,765,862	1.17	2,517,268	2.22
Ending balance	7,444,698	$1.68	5,678,836	$1.84

Warrants exercisable	7,444,698		5,678,836
Intrinsic value of warrants	$250,864		$1,374,303
Weighted Average Remaining Contractual Life (Years)	4.95		5.48
No warrants were granted during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company granted 1,065,862 warrants to two of its officers at $1.04 per share that expire on March 22, 2030. The warrants were issued as part of a bonus achieved under the respective employment agreements for two of the officers of the Company. The Company also granted 700,000 warrants to Crom, as part of the debt transaction discussed in Note 7, at $1.38 per share that expire on February 13, 2028.
All of the warrants have been fully expensed through September 30, 2023.
Options
The Company on November 9, 2021, approved the Stock Incentive Plan, that authorizes the Company to grant up to 2,500,000 shares and options. Prior to this date, the granting of options was not done in accordance with a stock option plan. As of September, 30, 2023, 862,500 stock options have been granted under the Stock Incentive Plan.

The following represents a summary of options for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2022	6,425,000	$2.69	5.63	$4.26
Granted	812,500	1.62	6.84	1.10
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding. March 31, 2023	7,237,500	$2.57	5.55	$3.91
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, June 30, 2023	7,237,500	$2.57	5.30	$3.91
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2023	7,237,500	$2.57	5.05	$3.91

As of September 30, 2023
Vested and exercisable	3,845,728	$2.36	4.82	$3.22

During the nine months ended September 30, 2023, the Company recognized $4,614,625 of noncash stock based compensation related to the vesting of service-based stock options. No options were exercised during the nine months ended September 30, 2023.
The fair value of each option and warrant is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Expected term	7 years	7 years
Expected volatility	116 – 162%	114 – 157%
Expected dividend yield	—	—
Risk-free interest rate	3.53 – 3.89%	2.00% - 4.18%
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and cash equivalents, accounts receivable, accounts payable, contingent consideration, and derivative liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value.
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
The contingent earnout included in total consideration for the SSI acquisition, included in current liabilities on the Consolidated Balance Sheets, is measured at fair value on a recurring basis using the present value approach, which incorporates factors such as revenue growth and forecasted operating profit to estimate expected value. Changes in fair value of the contingent earnout are recorded as gains or losses on revaluation in other income (expense) on the Consolidated Statements of Operations.
The Company determined that the significant inputs used to value the Derivative Liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at September 30, 2023
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$—	$—	$77,300	$77,300
Prior Crom Note warrant liability	$—	$—	$48,000	$48,000
Contingent earnout	$—	$—	$877,000	$877,000
Total	$—	$—	$1,002,300	$1,002,300

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Crom Derivative Liabilities	$-	$-	$824,000	$824,000
Contingent earnout	$-	$-	$812,000	$812,000
Total	$-	$-	$1,636,000	$1,636,000

The Company’s derivative liabilities as of September 30, 2023 and December 31, 2022 associated with the Derivative Liabilities are as follows.

	September 30, 2023	December 31, 2022	Inception
Fair value of conversion option of Prior Crom note	$—	$191,000	$314,000
Fair value of 656,250 warrants on April 4, 2022	48,000	633,000	378,000
Fair value of conversion option of Crom Cortana Fund LLC convertible note	77,000	—	162,000
Fair value of 700,000 warrants on February 13, 2023	300	—	259,000
	$125,300	$824,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

September 30, 2023
Expected term – conversion option	0.40 years
Expected term - warrants	4.40 years
Stock price as of measurement date	$0.23
Equity volatility - unadjusted	103.80%
Volatility haircut	5.00%
Selected volatility – post haircut	101.00%
OAS differential between CCC+ and B- bonds	694 bps
Risk-free interest rate	5.50%
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
For the nine months ended September 30, 2023, and 2022, the Company had three and two customers representing 52% and 57% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 42% and 62% of the total accounts receivable as of September 30, 2023 and December 31, 2022, respectively.
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

Note 15: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (1.1)% and (5.4)% for the three months ended September 30, 2023 and 2022, respectively and 6.8% compared to (10.9)% for the nine months ended September 30, 2023 and 2022, respectively. The increase in the effective tax for the three months ended September 30, 2023 was primarily the difference in non-deductible goodwill expense and non-deductible expenses. The increase in the effective tax rate for the nine months was primarily due to the partial release of the valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition resulting in a $1.5 million net income tax benefit whereas the Company increased its valuation allowance in 2022 by $0.5 million.

Our effective tax rate was lower than the U.S. federal statutory rate for the three and nine months ended September 30, 2023, primarily due to the Company being in a full valuation allowance and non-deductible goodwill expense.

Note 16: Factoring of Accounts Receivable

On January 24, 2023, GTMR (acquired by the Company on March 22, 2023 and discussed in Note 3) entered into a factoring agreement (the “Factoring Agreement”) with Republic Capital Access LLC (“RCA”) wherein GTMR agreed to sell certain of its accounts receivable, up to a limit of $1,000,000 without recourse.

During the nine months ended September 30, 2023, total receivables sold under the Factoring Agreement was $1,757,281. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to RCA, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by RCA prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company will receive an initial payment of 90% or 85% on prime contracts or subcontracts, respectively. The remaining balance of the receivable is paid upon receipt of payment by RCA, less RCA factoring fees.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under this arrangement were $11,716 for the nine months ended September 30, 2023.

Note 17: Going Concern Uncertainty

Under ASC 205-40, we have the responsibility to evaluate whether conditions and/or events raise substantial doubt about our ability to meet our future financial obligations as they become due within one year after the date that the financial statements are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued.

In performing the first step of this assessment, we concluded that the scheduled principal and interest payments due in the next 12 months raise substantial doubt about our ability to meet our financial obligations as they become due. The majority of our debt agreements, which do not require principal payments until maturity, will reach maturity within the next 12 months. The following financial obligations are due within the next 12 months:

•Buckhout Charitable Remainder Trust Note (Note 6)
•Live Oak Banking Company Term Note (Note 7)
•Note payable at 7% originally due November 2023, maturing September 30, 2024 (Note 7)
•Note payable at 10% interest dated February 28, 2022 (Note 7)
•Note payable at 12% interest dated April 6, 2023 (Note 7)
•Crom Cortana Fund LLC 2023 Note Payable (Note 7)

The Company has an aggregate of $12,588,297 in principal and interest payments due in the next twelve months.
Additionally, as of September 30, 2023, we had cash of $1,335,977, current assets of $10,087,879, current liabilities of $16,755,493 and an accumulated deficit of $(41,767,449). For the nine months ended September 30, 2023, we used cash from operating activities of $3,135,420. We expect to continue to incur negative operating cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements. Our cash flows will not be sufficient to satisfy all debt service payments coming due upon their maturity within the next 12 months.

In performing the second step of this assessment, we are required to evaluate whether our plans to mitigate the conditions above alleviate the substantial doubt about our ability to meet our obligations as they become due within one year after the date that the financial statements are issued. Management is actively engaged with all four creditors and is currently negotiating a restructuring of the terms of the notes. Our future plans include extending the maturity date and/or restructuring our financial obligations noted above, converting some or all of our convertible debt into common stock, and securing additional funding sources.

While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the 12 month period following the date its financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurances can be given that certain options will be available on terms acceptable to the Company, or at all. Accordingly, management could not yet conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. We have, therefore, concluded there is substantial doubt about our ability to continue as a going concern through November 2024.

The accompanying consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern.
Note 18: Subsequent Events
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
Budgetary Environment

On October 2, 2023, Congress passed a Continuing Resolutions (“CR”) to fund the government through November 17, 2023. It is unknown whether Congress will pass an additional CR or potentially fail to act and resulting in a government shutdown.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended September 30, 2023 compared to the three months ended September 30, 2022;
•the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.
Key Components of Revenue and Expenses
Revenues
Our revenues are primarily derived from services provided to the U.S. Federal, state, and local governments. We currently generate our revenue from three different types of contractual arrangements: Cost Plus Fixed Fee (“CPFF”), Fixed Firm Price (“FFP”), and Time and Materials (“T&M”) contracts. For CPFF contracts, we use input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency approved provisional burdens plus fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, we use input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

	Three Months Ended September 30,		Change
	2023	2022	Amount	%
Revenues	$11,741,164	$11,120,712	$620,452	6%
Cost of revenues	6,903,689	6,474,261	429,428	7%
Gross Profit	4,837,475	4,646,451	191,024	4%
Operating expenses:
Indirect costs	2,258,082	2,130,513	127,569	6%
Overhead	493,706	407,804	85,902	21%
General and administrative expenses	3,739,975	3,297,319	442,656	13%
Goodwill impairment loss	6,919,094	—	6,919,094	NM
Change in fair value of contingent earnout	—	864,000	(864,000)	NM
Total operating expenses	13,410,857	6,699,636	6,711,221	100%
Loss from operations:	(8,573,382)	(2,053,185)	(6,520,197)	318%

Other expense, net	(516,218)	(902,314)	386,096	(43)%

Loss before income taxes and preferred stock dividends	(9,089,600)	(2,955,499)	(6,134,101)	208%

Income tax benefit (expense)	(102,584)	(159,025)	56,441	(35)%
Preferred stock dividend	28,719	29,911	(1,192)	(4)%
Net loss	$(9,220,903)	$(3,144,435)	$(6,076,468)	193%

NM - Not Meaningful

Revenue
Total revenue was $11,741,164 for the three months ended September 30, 2023 as compared to total revenue of $11,120,712 for the three months ended September 30, 2022. The increase of $620,452 or 6%, was driven primarily by contributions from the inorganic revenues derived from the GTMR acquisition that occurred in Q1 2023, partially offset by negative organic growth.
Cost of revenues
Total cost of revenues was $6,903,689 for the three months ended September 30, 2023 as compared to total cost of revenues of $6,474,261 for the three months ended September 30, 2022. The increase of $429,428, or 7%, is in line with the change in revenue noted above due to the GTMR acquisition and higher direct costs on lower margin projects.
Gross Profit
Total gross profit was $4,837,475 for the three months ended September 30, 2023 as compared to total gross profit of $4,646,451 for the three months ended September 30, 2022. The increase of $191,024, or 4%, was driven primarily by the increase in revenues due to inorganic growth, from the acquisition of GTMR, and managing labor costs on certain projects.
Operating expenses
Total operating expenses were $13,410,857 for the three months ended September 30, 2023 as compared to total operating expense of $6,699,636 for the three months ended September 30, 2022. The increase of $6,711,221, or 100%, was primarily driven by the goodwill impairment loss incurred during the three months ended September 30, 2023.
Other expense
Total other expense was $516,218 for the three months ended September 30, 2023 as compared to total other expense of $902,314 for the three months ended September 30, 2022. The decrease of $386,096 or 43%, was primarily driven by the gain from change in fair value of the derivative liability of $241,700 partially offset by interest expense.
Income tax (expense) benefit

Income tax (expense) was $(102,584) for the three months ended September 30, 2023 as compared to $(159,025) for the three months ended September 30, 2022. The increase of $56,441 or 35% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance against the Company's net deferred tax assets offset by non-deductible goodwill.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022.

	Nine Months Ended September 30, 2023		Change
	2023	2022	Amount	%
Revenues	$34,153,979	$32,166,104	$1,987,875	6%
Cost of revenues	20,066,904	18,698,820	1,368,084	7%
Gross Profit	14,087,075	13,467,284	619,791	5%
Operating expenses:
Indirect costs	6,710,421	7,458,319	(747,898)	(10)%
Overhead	1,498,325	1,167,346	330,979	28%
General and administrative expenses	14,030,818	9,633,064	4,397,754	46%
Goodwill impairment loss	6,919,094	—	6,919,094	NM
Gain from change in fair value of contingent earnout	65,000	864,000	(799,000)	NM
Total operating expenses	29,223,658	19,122,729	10,100,929	53%
Loss from operations:	(15,136,583)	(5,655,445)	(9,481,138)	168%

Other expense, net	(1,613,781)	(2,676,612)	1,062,831	(40)%

Loss before income taxes and preferred stock dividends	(16,750,364)	(8,332,057)	(8,418,307)	101%

Income tax benefit (expense)	1,136,345	(902,820)	2,039,165	(226)%
Preferred stock dividend	88,858	70,447	18,411	26%
Net loss	$(15,702,877)	$(9,305,324)	$(6,397,553)	69%

NM - Not Meaningful

Revenue
Total revenue was $34,153,979 for the nine months ended September 30, 2023 as compared to total revenue of $32,166,104 for the nine months ended September 30, 2022. The increase of, $1,987,875 or 6%, was driven primarily by inorganic contributions from the acquisitions of LSG and GTMR, partially offset by negative organic growth.
Cost of revenues
Total cost of revenues was $20,066,904 for the nine months ended September 30, 2023 as compared to total cost of revenues of $18,698,820 for the nine months ended September 30, 2022. The increase of $1,368,084, or 7%, is in line with the change in revenue noted above due to the LSG and GTMR acquisitions and higher costs of certain projects.
Gross Profit
Total gross profit was $14,087,075 for the nine months ended September 30, 2023 as compared to total gross profit of $13,467,284 for the nine months ended September 30, 2022. The increase of $619,791, or 5%, was driven primarily by inorganic contributions from the acquisitions of LSG and GTMR, slightly offset by higher direct labor costs on certain projects.
Operating expenses
Total operating expenses were $29,223,658 for the nine months ended September 30, 2023 as compared to total operating expense of $19,122,729 for the nine months ended September 30, 2022. The increase of $10,100,929, or 53%, was primarily driven by the goodwill impairment loss incurred during the three months ended September 30, 2023 as well as an increase in general and administrative expenses from increases in noncash stock based compensation and salaries due to increased headcount and increased legal and auditing fees related to the GTMR acquisition.
Other expense
Total other expense was $1,613,781 for the nine months ended September 30, 2023 as compared to total other expense of $2,676,612 for the nine months ended September 30, 2022. The decrease of $1,062,831 or 40%, was primarily driven by the gain from change in fair value of the derivative liability of $1,086,325 partially offset by interest expense.
Income tax (expense) benefit

Income tax (expense) benefit was $1,136,345 for the nine months ended September 30, 2023 as compared to $(902,820) for the nine months ended September 30, 2022. The increase of $2,039,165 or 226% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition in the first quarter of 2023.
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

Contract Backlog

Funded	$19,426,865
Unfunded	30,376,042
Priced Options	130,382,969
Total Backlog	$180,185,876
Total backlog
Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods, and other unexercised optional orders. As of September 30, 2023 the Company had $180 million of remaining performance obligations. We expect to recognize approximately 25.9% of the remaining performance obligations over the next 12 months, and approximately 36.5% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that, in some cases, extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
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
Liquidity and capital resources
The Company has an aggregate of $12,588,297 in principal and interest payments due in the next twelve months. Management concluded that the scheduled principal and interest payments due in the next twelve months raise substantial doubt about our ability to meet our financial obligations as they become due. Additionally, as of September 30, 2023, we had cash of $1,335,977, current assets of $10,087,879, current liabilities of $16,755,493 and an accumulated deficit of $(41,767,449). For the nine months ended September 30, 2023, we used cash from operating activities of $(3,135,420). We expect to continue to incur negative operating cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements.
Management is actively engaged with Buckhout Remainder Charitable Trust, Robert Eisiminger, Live Oak Banking Company, and Crom Cortana Fund LLC and is currently negotiating a restructuring of the terms of the notes. Our future plans include extending the maturity date and/or restructuring our financial obligations noted above, converting some or all of our convertible debt into common stock, and securing additional funding sources. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the twelve month period following the date its unaudited consolidated financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurances can be given that certain options will be available on terms acceptable to the Company, or at all. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2024.
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the New York Stock Exchange American LLC ("NYSE American"). As of September 30, 2023, we had $1,335,977 of cash on hand and unused borrowing capacity of $324,975 from our revolving line of credit.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, and Note 9 in this quarterly report on Form 10-Q.
Shares of our common stock included in our public float as of November 10, 2023 was 22,385,824 which excludes 142,665 restricted shares and 25,113,938 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

	Nine Months Ended September 30, 2023		Change
	2023	2022	Amount	%
Net cash used in operating activities	$(3,135,420)	$(554,647)	$(2,580,773)	NM
Net cash used in investing activities	(443,240)	(342,436)	$(100,804)	29%
Net cash provided by financing activities	273,741	732,556	$(458,815)	-63%
Change in cash	$(3,304,919)	$(164,527)	$(3,140,392)	NM
NM - not meaningful
Operating activities
Net cash (used) by operating activities increased to $(3,135,420), for the nine months ended September 30, 2023, from $(554,647) for the nine months ended September 30, 2022. This increase in net cash (used) by operating activities was primarily driven by an increase in net loss for the nine months ended September 30, 2023, offset by noncash adjustments related to stock based compensation and warrants issued for the GTMR acquisition during the six months ended September 30, 2023.
Investing activities
Net cash (used) by investing activities increased to $(443,240), for the nine months ended September 30, 2023, from $(342,436), for the nine months ended September 30, 2022. The increase in net cash (used) by investing activities was primarily due to the cash paid in the acquisition of GTMR during 2023.
Financing activities
Net cash provided by financing activities decreased to $273,741, for the nine months ended September 30, 2023, from $732,556, for the nine months ended September 30, 2022. The decrease in net cash provided by financing activities was primarily due to the reduction in proceeds from issuance of preferred and common stock, the reduction in proceeds from notes payable, and an increase in payments on notes payable.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We removed the following risk factors from those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022:
Risks Related to our Business, Industry and Operations

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
Risks Related to our Common Stock and Preferred Stock
Shares of our common stock that have not been registered under federal securities laws are subject to resale restrictions imposed by Rule 144, including those set forth in Rule 144(i) which apply to a former “shell company.”
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

We have added the following risk factor to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2022:
Risks Related to our Business, Industry and Operations
As required by ASC 205-40, Going Concern, our management has performed an analysis of our ability to continue as a going concern and has identified substantial doubt about our ability to continue as a going concern and management's plans to alleviate this condition may be unsuccessful.
Pursuant to the requirements of ASC 205-40, Going Concern, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued. Based on their assessment, our management has raised concerns about our ability to continue as a going concern within one year after the date that the unaudited condensed financial statements contained in this Form 10Q are issued. As required by this standard, our evaluation shall initially not take into consideration the potential mitigating effects of our plans that have not been fully implemented as of the date the financial statements are issued. The Company's unaudited consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company's consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our failure to continue as a going concern. See Footnote 17 to the Company's unaudited consolidated financial statements.
The Company has an aggregate of $12,588,297 in principal and interest payments due in the next twelve months. Management concluded that the scheduled principal and interest payments due in the next twelve months raise substantial doubt about our ability to meet our financial obligations as they become due. Additionally, as of September 30, 2023, we had cash of $1,335,977, current assets of $10,087,879, current liabilities of $16,755,493 and an accumulated deficit of $(41,767,449). For the nine months ended September 30, 2023, we used cash from operating activities of $(3,135,420). We expect to continue to incur negative operating cash flows until such time as our operating segments generate sufficient cash inflows to finance our operations and debt service requirements. The amounts and timing of our capital needs have and will continue to depend on many factors, as discussed under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."
Management is actively engaged with Buckhout Remainder Charitable Trust, Robert Eisiminger, Live Oak Banking Company, and Crom Cortana Fund LLC and is currently negotiating a restructuring of the terms of the notes. Our future plans include extending the maturity date and/or restructuring our financial obligations noted above, converting some or all of our convertible debt into common stock, and securing additional funding sources. While the Company’s plans are designed to provide it with adequate liquidity to meet its obligations for at least the twelve month period following the date its unaudited consolidated financial statements are issued, the remediation plan is dependent on conditions and matters that may be outside of the Company’s control, and no assurances can be given that certain options will be available on terms acceptable to the Company, or at all. Accordingly, management could not conclude that it was probable that the plans will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern. We have therefore concluded there is substantial doubt about our ability to continue as a going concern through November 2024.

As substantial doubt about our ability to continue as a going concern exists, Management's plan to finance our operations by extending the maturity date and/or restructuring our financial obligations, converting our convertible debt into equity securities, or securing additional financing through the sale and issuance of debt securities or through bank or other financing, may be impaired. If we raise funds by issuing debt securities or preferred stock, or by incurring loans, these forms of financing would have rights, preferences, and privileges senior to those of holders of our common stock. If adequate capital is not available to use when needed, or in the amounts required, we may be forced to terminate, significantly curtail or cease our operations or to pursue other strategic alternatives, including commencing a case under the U.S. Bankruptcy Code. Our results of operations could be materially adversely affected by these decisions and your investment in the Company could be materially impaired.
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
On August 4, 2023, the Company issued 25,000 shares of common stock to Crom Cortana Fund LLC at $0.44 per share, valued at $11,000 as a commitment fee in connection with the Securities Purchase Agreement dated February 13, 2023.
On August 16, 2023, the Company issued an aggregate of 117,665 shares of common stock, as follows:
(a) 7,000 shares of common stock at $0.71 per share and 7,000 shares of common stock at $0.50 per share to the Company's public relations firm for services rendered valued at an aggregate of $8,470;
(b) 11,904 shares of common stock at $1.26 per share, 13,761 shares of common stock at $1.09 per share, and 30,000 shares of common stock at $0.50 per share to a consultant for services rendered valued at an aggregate of $45,000; and
(c) an aggregate of 48,000 shares of common stock to six former advisory board members for services rendered at $1.19 per share, valued at $57,120.
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

Date: November 14, 2023	CASTELLUM, INC.

/s/ Mark C. Fuller
Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)