Form 10-K
period 2023-12-31
Castellum, Inc.
filed 2024-03-21
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $13,942,989 based upon the closing price of the Company’s common stock on the NYSE American LLC.

The registrant had outstanding 53,029,915 shares of common stock, par value $0.0001, as of March 15, 2024.

Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Castellum Inc.

Annual Report on Form 10-K
December 31, 2023

2

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company,” “our Company,” “we,” “our,” “us,” or “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split,” “Offering,” “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange American LLC (“NYSE American”). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Explanatory Note Regarding Forward-Looking Statements
Certain information included or incorporated by reference in this Annual Report on Form 10-K, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies, and objectives of management for future operations; any statement concerning developments, performance, or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events, or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “view,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under Item 1A, Risk Factors, in this Annual Report on Form 10-K.

Any such forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Annual Report on Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•our limited operating history, ongoing net income losses, and growth trajectory;
•our ability to retain and attract senior management and other employees with suitable experience leading a public company;
•our ability to raise additional capital on acceptable terms and to service our ongoing debt obligations;
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate;
•our ongoing relationships with government entities, agencies, and teaming partners;
•overall levels of government spending on defense spending and spending on IT services, including potential imposition of sequestration in the absence of an approved budget or continuing resolution;
•our ability to win new contracts amidst increased levels of competition in contract bidding process;
•delays due to the appropriation process, change in the procurement process, and audits or cost adjustments to our contracts;
•our inability to receive full amounts authorized, or ongoing lack of funding, for contracts in our backlog;
•potential systems failures, security breaches, or the inability of Company employees to obtain required clearances;
•our ability successfully to execute additional acquisitions and integrate those operations into our ongoing businesses;
•the effect of ongoing financing efforts and volatility of our common stock share price; and other risks, including those described in “Part I, Item 1A. Risk Factors” discussion of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless the context otherwise requires, all references to the “Company”, “our Company,” “we,” “our,” “us,” and “Castellum,” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.
Part I
Item 1. Business
Overview
Castellum is focused on building a large, successful technology company in the areas of cybersecurity, IT, electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). These services are applicable to customers in the United States government (“USG”), financial services, healthcare, and other users of large data applications. They can be delivered to on-premises enclaves or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions. Due to our success in completing seven acquisitions over the previous four years and given our executive officers’ and key managers’ networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy given a pipeline of identified and acquisition targets. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company believes that the total value of the Opportunity Pipeline to be approximately $527 million as of December 31, 2023. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.
Our primary customers are currently agencies and departments of the USG. Our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers. The demand for our expertise and technology, in large measure, is created by the increasingly complex network, systems, and information environments in which governments and businesses operate, and by the need to stay current with emerging technology while increasing productivity, enhancing security, and ultimately, improving performance.
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

As a government contractor, Castellum both cooperates (as a teaming partner) and competes with many different companies. Sometimes, Castellum both teams with (on one contract) and competes against (on a different contract) the same company. Among others, Castellum competes with (and sometimes also teams with) Northrup Grumman, CACI, Peraton, and Booz-Allen Hamilton.
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
•C4ISR, Cyber & Space – Castellum helps ensure information superiority by delivering multi-domain C4 technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and C-UAS solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield, millimeter wave, and the use of lasers for free space optical communications and long-range sensing.

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
International Presence. We currently support and have previously supported international clients in Australia and other foreign countries and believe that future opportunities for providing our services internationally is growing given current record nominal levels of global spending on defense and the continued rising threat from cybersecurity breaches.
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
Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Strategy Officer and other executive officers, and other key managers. We employ business development, capture and proposal writer professionals who identify and qualify major contract opportunities, primarily in the USG market and submit bids for those opportunities.
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

Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), time and materials (“T&M”), indefinite delivery/indefinite quantity (“IDIQ”), and government wide acquisition contracts (“GWACS”) such as U.S. General Services Administration (“GSA”) schedule contracts, substantially all of which are annual contracts, with options to renew. Because most government contracts renew annually, the Company does not have a material number of multi-year contracts. Typically, the prime contract will dictate the terms of the subcontracts including, among other things, the workshare percentages, mechanics of payment terms, and the process for operational management. We generated $25,631,786 (57%), $25,302,224 (61%), and $15,381,979 (78%) of our total revenues from T&M contracts in the years ended December 31, 2023, 2022, and 2021, respectively.

In the year ending December 31, 2023, the top three revenue-producing contracts, some of which consist of multiple task orders, accounted for fifty-two percent (52%) of our revenue, or $23,639,493. Each of those contracts are associated with the Company’s areas of core expertise, as follows: (i) an annual contract with NAVAIR that contains multiple renewal options is a CPFF contract covering systems engineering, design/software engineering, and development expertise where the Company has developed software that manages the aircraft launch and recovery operations on aircraft carriers, (ii) an annual contract with Peraton with multiple renewal option periods is a T&M contract which supports the cyber and EW work done at the Army Staff Level, and (iii) an annual contract with NAVSEA that contains multiple renewal options is a CPFF contract covering engineering and technical services for the analysis, design, prototyping, test and evaluation, integration, project management, implementation, and documentation of various Command, Control, Communications, and Computer Intelligence Surveillance Reconnaissance (“C4ISR”) sensor systems and subsystems for Department of Defense.
Some of our key initiatives include the following:
•Continue our unwavering commitment to our customers while supporting the communities in which we work and live;
•Grow organic revenue across our large, addressable market;
•Recruit and hire a world class workforce to execute on our growing backlog; and
•Differentiate ourselves through our investment, including our strategic mergers and acquisitions which allow us to enhance our current capabilities and create new customer access points.
Budgetary Environment

On December 29, 2022, President Joe Biden signed the Consolidated Appropriations Act of 2023 which was a $1.7 trillion omnibus spending bill. Since that time, there have been a series of continuing resolutions (“CR or CRs”) in the absence of a budget.

While we cannot predict the passage of a budget, the CRs have had bipartisan support for the areas in which we support National Security interests. Over 99% of our work is considered mission critical and has not been identified for employee furlough when faced with the risk of a government shutdown. Depending on their scope, duration, and other factors, CRs can negatively impact our business due to delays in new program starts, delays in contract award decisions, and other factors. The Company’s most recent experience with CRs is that organic growth is impacted, but the cybersecurity related operations remain core to what has become a bipartisan National Security focus. However, there is the risk that when a CR expires, unless appropriations bills have been passed by Congress and signed by the then President, or a new CR is passed and signed into law, the government must cease operations, or shutdown, except in certain emergency situations or when the law authorizes continued activity. During Covid our work was deemed a key component of National Security and continued unabated which would suggest that lacking a CR we are likely to continue to operate largely unaffected but such an assumption may prove to be incorrect. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. We believe that less than 5% of our employees would be at risk due to a CR.

Acquisition Strategy
Castellum seeks acquisitions which fit one or more of the following criteria: (1) expands Castellum's capability in existing areas of expertise such as cybersecurity and electronic warfare; (2) broadens the scope of clients which Castellum serves such as adding a new service branch or new government agency; (3) increases the scale of Castellum's business in existing areas in order to generate better operating profit margins and reduce the Company's wrap rate; (4) increases the geographic footprint of Castellum in order to offer more capability to existing or new clients; (5) adds management talent to Castellum; (6) adds technological capability in new areas which Castellum believes are high growth potential; and (7) fills a need within Castellum to be able to serve current customers such as adding a prime contract vehicle or the capability to win new prime contract vehicles. In all cases, Castellum seeks acquisitions which are immediately accretive on a revenue, EBITDA (earnings before interest, depreciation, and amortization), and net income per share basis, as well as positive from a net present value perspective and which fit the culture of Castellum.
Customers
We provide expertise and technology to defense, intelligence, and civilian agencies of the U.S. federal, state, and local governments. Our clients call us to work on their hardest problems by providing innovative, intelligent, and agile cloud-ready capabilities across the DoD Information Network Operations, Electromagnetic Warfare, Cyberspace Operations, Intelligence, and Information Dominance community. We specialize in intelligence analysis, software development, software engineering, turnkey system development, program management, strategic and mission planning, information assurance, cybersecurity, and policy along with analysis support.
Our government clients include cabinet-level departments of the USG, U.S. Army, U.S. Navy, U.S. Marine Corp, Special Operations, as well as other federal and civilian agencies. We also serve state and local agencies and commercial clients, working to solve their hardest and most sophisticated cyber challenges, and currently support one international client.
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
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of a CR by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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

Competition
We operate in a highly competitive industry that includes many entities, some of which are larger in size and have greater financial resources than we have. We know of no single competitor that is dominant in our fields of technology. We have a relatively small share of the addressable market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.
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
•laws, regulations, and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain, including compliance with Cybersecurity Maturity Model Certification (“CMMC”);
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
The USG may revise its procurement practices or adopt new contract rules and regulations at any time. Internationally, we are subject to special USG laws and regulations (such as The Foreign Corrupt Practices Act of 1977 (the “FCPA”), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks. To ensure CMMC compliance, the Company has a senior executive on its management team whose responsibility includes preparing the Company for CMMC certification.
USG contracts are, by their terms, subject to termination by the USG either for convenience or default by the contractor. In addition, USG contracts are conditioned upon the continuing availability of Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance could take many years. As is common in the industry, our Company is subject to business risk, including changes in governmental appropriations, national defense polices, service modernization plans, and availability of funds. Any of these factors could materially adversely affect our Company's business with the USG in the future.
The USG has a broad range of actions it can utilize to enforce its procurement law and policies. These include proposing a contractor, certain of its operations, or individual employees for debarment; or, suspending or debarring a contractor, certain of its operations or individual employees from future government business. In addition to criminal, civil, and administrative actions by the USG, under the False Claims act, an individual alleging fraud related to payments under a USG contract or program may file a qui tam lawsuit on behalf of the government against us; if successful in obtaining a judgment or settlement, the individual filing the suit may receive up to thirty percent (30%) of the amount recovered by the government.
See Part I Item 1A Risk Factors: We generate substantially all of our revenue from contracts with the U.S. federal, state, and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.
Human Capital Resources
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business are significantly correlated with our ability to recruit, train, promote, and retain high quality people at all levels of the organization. As of December 31, 2023, we employed 260 full and part-time employees with sixty-five percent (65%) of our employees holding degrees in science, technology, engineering, or mathematics fields, twenty-two percent (22%) holding advanced degrees, and eighty-four percent (84%) of our employees holding security clearances. We also retain 11 independent contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.
Benefits are viewed as a critical tool for employee recruitment and retention. To that end, Castellum has migrated all of its employees from their legacy benefits programs to the ADP Professional Employer Organization (“PEO”), prior to the acquisition of Global Technology and Management Resources, Inc. (“GTMR”) in March of 2023. The implementation of the ADP PEO has allowed for the extension of benefits not previously offered to include a broad suite of additional services at reduced cost to the employees (such as financial planning, legal services, additional life insurance, and long-term care). At the time of the GTMR acquisition, the GTMR employees were subject to a legacy benefit program. Through the open-enrollment process which will occur during the second quarter of 2024, the Company expects its employees, including the employees of GTMR, to migrate to the same benefit plan.
Available Information

The Company was incorporated in Nevada on September 30, 2010 under the name Passionate Pet, Inc. and in January 2013, the Company changed its name to Firstin Wireless Technology, Inc. In March 2015, the Company changed its name to BioNovelus, Inc. On June 12, 2019, the Company acquired Bayberry Acquisition Corporation, a Nevada corporation (“Bayberry” and, as context requires, the “Bayberry Acquisition”). On February 23, 2021, Bayberry was dissolved with the Nevada Secretary of State as it was non-operational after the merger with the Company. On November 21, 2019, we acquired Corvus Consulting, LLC, (“Corvus”), a Delaware limited liability company. On December 26, 2019, following our acquisition of Corvus, we changed our name from BioNovelus, Inc. to Castellum, Inc.

Our principal executive offices are located at 3 Bethesda Metro Center, Suite 700, Bethesda, Maryland 20814. Our telephone number is (301) 961-4895 and our website address is www.castellumus.com.

We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report on Form 10-K (“Form 10-K”).

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (“SEC”). The SEC allows us to disclose important information by referring to it in this manner.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our website www.castellumus.com/investor-relations.html, as soon as reasonably practical after we electronically file the material with, or furnish it to, the SEC. In addition, copies of our annual report will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Castellum, Inc.

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
We are focused on building a large, successful technology company in the areas of information technology (“IT”), electronic warfare, information warfare, and cybersecurity with businesses in the governmental and commercial markets. Since November 2019, we have executed our business plan and completed seven acquisitions. As a result, we have a limited operating history on a consolidated basis to evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses, and difficulties. Such risks include:
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
We had an accumulated deficit of $43,982,900 as of December 31, 2023, and we expect to continue to generate a net loss in the year ending December 31, 2024. As a result, we are incurring net losses, and it is possible that we may not be able to achieve the revenue levels necessary to achieve and sustain net profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
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
We depend on the continued services of our key personnel, including Mark C. Fuller, our CEO, David T. Bell, our CFO, Glen R. Ives, our Chief Operating Officer (“COO”), and Jay O. Wright, our Chief Strategy Officer and General Counsel. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.
Certain key members of our management team lack significant public company experience in their positions and our executive management team has limited time working together.
The members of our team do not all have significant prior experience working in their roles for a public company, including our CEO, COO, and CFO. The management team also has limited experience working together as a team. The inability of any member of our management team to operate effectively in their position, or for the management team to effectively work together, could materially and adversely affect our operating results and future prospects.

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
Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase shares of our common stock in any such offering. Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to stockholders: As of March 15, 2024 the maximum potential dilution is 28,274,400 shares and includes Series A preferred stock convertible into approximately 587,500 shares of common stock, Series C preferred stock convertible into 481,250 shares of common stock, options granted convertible into 8,243,437 shares of common stock, and warrants granted convertible into 18,962,212 shares of common stock.
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
Sales to U.S federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, substantially all of our revenue. Sales to such government entities are subject to the following risks:
•selling to governmental agencies can be highly competitive, expensive, and time consuming, often requiring significant upfront time and expense without any assurance that such efforts will generate a sale. Our existing contracts typically expire after some period of time and must be “re-competed.” There is no guarantee that we will win such re-compete efforts;
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
•laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the USG, including the FCPA which prohibits U.S. citizens and entities from bribing foreign government officials to benefit their business interests;
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
Because we derive substantially all of our revenue from contracts with the federal, state, and local governments, we believe that the success and development of our business will continue to depend on our successful participation in federal, state, and local contract programs. Since the majority of our revenue comes from the USG, changes in USG budgetary priorities, such as for homeland security or to address Social Security or Medicare reform, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance. If the USG imposes sequestration in the absence of an approved budget or CR our participation in USG contract programs could be impaired. A significant decline in USG expenditures, a shift of expenditures away from programs that we support or a change in USG contracting policies could cause USG agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.
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
If our prime contractors fail to maintain their relationships with the applicable governmental agency and fulfill their contractual obligations, our performance as a subcontractor and our ability to obtain future business could be materially and adversely impacted and our actual results could differ materially and adversely from those anticipated.
Our performance as a subcontractor on a government contract is dependent on our prime contractor’s ability to satisfactorily maintain its relationship with the applicable government agency and fulfill its obligations under their contract. A failure by our prime contractor to fulfill its obligations under their contract could result in the termination of the prime contract, thereby resulting in the termination of our subcontract. If any significant subcontract is terminated in this manner, it could cause our actual results to differ materially and adversely from those anticipated.
The USG’s appropriation process and other factors may delay the collection of our receivables, and our business may be adversely affected if we cannot collect our receivables in a timely manner.
We depend on the timely collections of our receivables to generate cash flow, provide working capital, pay debt, and continue our business operations. If the USG or any of our other customers or any prime contractors for which we are a subcontractor fail to pay or delays the payment of their outstanding invoices for any reason, our business and financial condition may be materially and adversely affected. The USG may fail to pay outstanding invoices for a number of reasons, including lack of appropriated funds, administrative error, or lack of an approved budget. If we experience difficulties collecting receivables, it could cause our actual results to differ materially and adversely from those anticipated.
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
USG agencies routinely audit and investigate government contracts and government contractors’ administrative processes and systems. These agencies review our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. They also evaluate the adequacy of internal controls over our business systems, including our purchasing, accounting, estimating, earned value management, and government property systems. Any costs found to be improperly allocated or assigned to contracts will not be reimbursed, and any such costs already reimbursed must be refunded and certain penalties may be imposed. Moreover, if any of the administrative processes and systems are found not to comply with requirements, we may be subjected to increased government scrutiny and approval that could delay or otherwise adversely affect our ability to compete for or perform contracts or collect our revenue in a timely manner. Therefore, an unfavorable outcome of an audit by the DCAA or another government agency could cause actual results to differ materially and adversely from those anticipated. If a government investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines, and suspension or debarment from doing business with the USG. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us. Each of these results could cause actual results to differ materially and adversely from those anticipated.
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

We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. The market for our products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than us, as well as by new entrants into the industry. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. We also face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.
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

In addition, to provide services to our customers, we often depend upon or use customer systems that are supported by the customer or third parties. Any security breach or system failure in such systems could result in an interruption of our customer’s operations, significant delays under a contract, loss of revenue, claims for damages, contract termination, and have a material adverse effect on our results of operations.

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
We generated 7% of our total revenue in the year ended December 31, 2023, 8% of our total revenue in the year ended December 31, 2022, and 19% of our total revenue in the year ended December 31, 2021, from FFP contracts. FFP contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a fixed-price basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. To the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
At December 31, 2023, our backlog included cost reimbursable, T&M, and FFP contracts. Cost reimbursable and T&M contracts generally have lower profit margins than FFP contracts. Our earnings and margins may therefore vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the state of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
Inflation may cause the Fed to increase interest rates thereby increasing our interest expense.
Sustained inflation can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate or keep it at a high level which normally translates into an increase in most banks’ “prime” rate. Because our notes with Live Oak Banking Company are both variable interest rate instruments tied to the prime rate, actions by the Fed to increase the federal funds rate or keep it high may increase our cost of debt and our interest expense thereby reducing our pre-tax income and net income. Our borrowing costs have recently increased and would increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.

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
We have substantial investments in recorded goodwill as a result of prior acquisitions and a change in future business conditions could cause these investments to become impaired, requiring substantial write-downs that would reduce our operating income.
Goodwill accounts for $10,716,907 of our recorded total assets as of December 31, 2023. We evaluate the recoverability of recorded goodwill amounts annually or when evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income and would reduce the value of our total assets and our total equity on our balance sheet. During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a non-cash charge of $6,919,094.

Risks Related to our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
We have substantial indebtedness. We have $12,456,407 of debt as of December 31, 2023, the majority of which originally matured in calendar year 2024 and the terms of which have subsequently been amended to extend the maturity date to calendar year 2026. See subsequent events under Note 16 Part II Item 8. Financial Statements on this Annual Report on Form 10-K. Should our business fail to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining equity capital on terms that may be onerous or highly dilutive. Such a “fire sale” would materially and adversely affect the value of our common stock.
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
Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws provide that, to the fullest extent permitted by law, and unless the Company consents in writing to the selection of an alternative forum, the Eighth Judicial District Court of Clark County, Nevada, shall, to the fullest extent permitted by law, be the sole and exclusive forum for state law claims with respect to: (a) any derivative action or proceeding brought in the name or right of the Company or on its behalf, (b) any action asserting a claim for breach of any fiduciary duty owed by any director, officer, employee, or agent of the Company to the Company or the Company’s stockholders, (c) any action arising or asserting a claim arising pursuant to any provision of Nevada Revised Statutes Chapters 78 or 92A or any provision of the Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws, or (d) any action asserting a claim governed by the internal affairs doctrine, including, without limitation, any action to interpret, apply, enforce, or determine the validity of the Amended and Restated Articles of Incorporation or the Amended and Restated Bylaws. Pursuant to Article IX of the Amended and Restated Articles of Incorporation and pursuant to Article XIII of the Amended and Restated Bylaws, and for the avoidance of doubt, this exclusive forum provision shall not be applicable to any action brought under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of capital stock of the Company shall be deemed to have notice of and consented to the provisions of Article IX of our Amended and Restated Articles of Incorporation and Article XIII of our Amended and Restated Bylaws. There exists uncertainty, however, as to whether such forum selection provisions of our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws would be enforced by a court.
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
Collectively, our officers and directors own or exercise voting and investment control of approximately 44.4% of our outstanding common stock and control 43.8% of the voting power of the Company. As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:
•the composition of our Board of Directors (the “Board”) and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
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
There can be no assurances that weakness in our internal controls will not occur in the future. If we identify new material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting (if and when required), we may be late with the filing of our periodic reports, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected. As a result of such failures, we could also become subject to investigations by the NYSE American, the SEC, or other regulatory authorities, and become subject to litigation from investors and stockholders, which could harm our reputation, financial condition, or divert financial and management resources from our core business and would have a material adverse effect on our business, financial condition, and results of operations.
Item 1B. Unresolved Staff Comments

None.
Item 1C. Cybersecurity

Risk management and strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

Castellum strategically integrated cybersecurity risk management into our broader risk management framework to promote a company-wide culture of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our IT department continuously evaluates and addresses cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, the Company engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our critical systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties includes periodic audits, threat assessments, and consultation on security enhancements.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, the Company implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Vice President of Technology and Deployment (the “VP of Technology”) and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has established oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence. The Board is briefed on a periodic basis as to the nature of actions taken to mitigate risks from cyberattacks.

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The VP of Technology and Deployment and the CEO play a pivotal role in informing the Audit Committee on cybersecurity risks. They provide comprehensive briefings to the Audit Committee on a semi-annual basis, with a minimum frequency of once per year. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;
●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

Item 2. Properties
Our principal executive offices are located at 3 Bethesda Metro Center, Suite 700 Bethesda, Maryland 20814 in a shared office space leased from Regus. As of December 31, 2023, our subsidiaries lease property at the following locations:

●	Augusta, Georgia
●	Vienna, Virginia
●	Toms River, New Jersey
●	Hollywood, Maryland

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

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Until October 13, 2022, our common stock was quoted on the OTC Pink Marketplace operated by OTC Markets Group Inc. under the trading symbol “ONOV”. Since October 13, 2022, our common stock has been listed for trading on the NYSE American under the symbol “CTM”.

Holders of Record

As of March 15, 2024, there were 53,029,915 shares of common stock outstanding held by approximately 214 holders of record (not including an indeterminate number of beneficial holders of stock held in street name), and the last reported sale price of our common stock on the NYSE American on March 15, 2024 was $0.27.

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

2023 Issuances

On November 20, 2023, we issued an aggregate of 30,000 shares of common stock to four advisory board members in consideration of services rendered, which we valued at approximately $28,560.

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

Common Stock

On April 29, 2021 and June 15, 2021, we issued 1,114,023 shares of common stock in connection with the acquisition of Mainnerve Federal Services, Inc., valued at approximately $1,800,000.

On August 6, 2021, we issued 500,000 shares of common stock in connection with the acquisition of Merrison Technologies, LLC, valued at approximately $1,700,000.

On August 25, 2021, we issued 2,600,000 shares of common stock in connection with the acquisition of Specialty Systems, Inc. (“SSI”), valued at approximately $5,200,000.

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

Unsecured Note Payable

On August 12, 2021, we issued a note to Emil Kaunitz in the principal amount of $400,000 that has a maturity date of December 31, 2024 and bears interest at a rate of five percent (5%). The maturity date and other terms of this note were subsequently amended. See subsequent events under Note 16 Part II Item 8. Financial Statements on this Annual Report on Form 10-K.

Convertible Note Payable

On February 1, 2021, the First Buckhout Charitable Remainder Trust (“BCR”) Trust Note and the Second BCR Trust Note, which were issued in connection with acquisition of Corvus Consulting, LLC were combined into one new note in the principal amount of $4,279,617 referred to as the Third BCR Trust Note, that has a maturity date of February 1, 2024. The interest rate remains at five percent (5%) per annum and required monthly principal payments of $10,000. The Third BCR Trust Note is convertible into common stock of the Company at $0.26 per share. The maturity date and other terms of this note were subsequently amended. See subsequent events under Note 16 Part II Item 8. Financial Statements on this Annual Report on Form 10-K.

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

There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated October 12, 2022 and filed with the SEC on October 14, 2022 pursuant to Rule 424(b)(4) of the Securities Act. As planned, we paid $500,000 to satisfy, in part, principal remaining under the amended and restated convertible promissory note payable to the Buckhout Charitable Remainder Trust, funded, in part, the acquisition of GTMR, and have used remaining funds for working capital and general corporate purposes.

Issuer Purchases of Equity Securities

We did not repurchase any equity securities during the year ended December 31, 2023.

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

Business Overview

We are a technology company focused on leveraging the power of information technology to help solve our nation’s most pressing national security challenges. We provide clients in the United States government (“USG”), financial services, healthcare, and other users of large data applications with services which include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and MBSE. In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.

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

On December 1, 2023, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-275840) which was declared effective by the U.S. Securities and Exchange Commission on December 12, 2023.

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

We file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. We have filed our 2021 and 2022 federal and state tax returns.
Results of Operations
The year to year comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2023	2022
Revenues	$45,243,812	$42,190,643	$3,053,169	7.2%
Cost of revenues	26,568,485	24,593,326	1,975,159	8.0%
Gross profit	18,675,327	17,597,317	1,078,010	6.1%
Operating expenses:
Indirect costs	8,935,113	11,859,401	(2,924,288)	(24.7)%
Overhead	1,884,059	1,560,252	323,807	20.8%
General and administrative expenses	17,697,886	13,586,600	4,111,286	30.3%
Goodwill impairment loss	6,919,094	—	6,919,094	100.0%
(Gain) Loss from change in fair value of contingent earnout	(92,000)	555,000	(647,000)	(116.6)%
Total operating expenses	35,344,152	27,561,253	7,782,899	28.2%
Loss from operations	(16,668,825)	(9,963,936)	(6,704,889)	67.3%

Other income (expense)	(2,388,470)	(4,124,506)	1,736,036	(42.1)%

Loss before income taxes and preferred stock dividends	(19,057,295)	(14,088,442)	(4,968,853)	35.3%

Income tax benefit (expense)	1,257,117	(819,596)	2,076,713	(253.4)%
Net loss	(17,800,178)	(14,908,038)	(2,892,140)	19.4%
Preferred stock dividend	118,152	100,516	17,636	17.5%
Net loss to common shareholders	$(17,918,330)	$(15,008,554)	$(2,909,776)	19.4%
Revenue

Total revenues increased by $3,053,169 or 7.2% to $45,243,812 for the year ended December 31, 2023 from $42,190,643 for the year ended December 31, 2022. This increase in revenue was due to the acquisition of GTMR (“GTMR Acquisition”), partially offset by lost positions on ongoing contracts principally at SSI and Corvus reducing revenue.

Cost of revenues

Total cost of revenues increased by $1,975,159 or 8.0% to $26,568,485 for the year ended December 31, 2023 from $24,593,326 for the year ended December 31, 2022. This increase was driven primarily by the net increased level of effort on contracts proportionate to the changes in revenue noted above.

Gross Profit

Total gross profit increased by $1,078,010 or 6.1% to $18,675,327 for the year ended December 31, 2023 from $17,597,317 for the year ended December 31, 2022. This increase was driven by changes in revenue noted above.

Operating expenses

Total operating expenses increased by $7,782,899 or 28.2% to $35,344,152 for the year ended December 31, 2023 from $27,561,253 for the year ended December 31, 2022. The decrease in indirect cost of $(2,924,288) was driven primarily by a reduction in acquisition based bonuses to certain executives from 2022, as well as cost savings implemented in 2023. The increase in overhead costs of $323,807 is related to increases in lease expense due to the GTMR Acquisition. The increase in general and administrative costs of $4,111,286 consist of increases in non cash stock based compensation granted to certain employees, as well as increases in general and administrative salary expense as we in-sourced certain functions such as accounting and business development. The recognition of goodwill impairment resulted from a loss recorded during the third quarter of 2023. The decrease in the loss from change in fair value of contingent earnout is due to adjustments as we finalized the amount after the earnout period ended in late 2023.

Other income (expense)

Other income (expense) decreased by $1,736,036 or (42.1)% to $(2,388,470) for the year ended December 31, 2023 from $(4,124,506) for the year ended December 31, 2022. This decrease was primarily driven by decreases in the fair value of the derivative liability offset by an increase in interest expense due to rate increases during 2023 on our variable rate debt under our agreement with Live Oak Bank.

Income tax benefit (expense)

Income tax benefit (expense) increased by $2,076,713 or (253.4)% to $1,257,117 for the year ended December 31, 2023 from $(819,596) for the year ended December 31, 2022. This increase was primarily driven by the increase in deferred tax liabilities from the acquisition of GTMR and subsequent release of valuation allowance.
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
Revenues

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

Income tax (expense) benefit

Income tax (expense) benefit increased by $(3,476,239) or (130.9)% to $(819,596) for the year ended December 31, 2022 from $2,656,643 for the year ended December 31, 2021. This increase was primarily due to the Company establishing a full valuation allowance against its deferred tax assets.

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
•Priced Options. Priced contract options represent 100% of the potential revenue value of all scheduled and unscheduled future contract option periods or orders under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.
Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
The following table summarizes the value of our contract backlog as of December 31, 2023:

Backlog
Funded	$17,423,419
Unfunded	$15,558,445
Priced Options	$75,032,776
Total Backlog	$108,014,640

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods and other unexercised or unscheduled optional orders. Excluding unscheduled options orders, as of December 31, 2023, the Company had $108,014,640 of funded, unfunded and scheduled priced options. We expect to recognize approximately 34% of the remaining performance obligations over the next 12 months, and approximately 57% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $46,431,225, our grand total backlog is $154,445,865. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in the Budget Environment. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
Liquidity and Capital Resources

Sources

We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October 2022, with an equity issuance through the listing of our common stock on the NYSE American. As of December 31, 2023, we had $1,830,841 of cash and cash equivalents on hand and unused borrowing capacity of $324,975 from our revolving line of credit. In January and February of 2024, we undertook the following significant equity and debt transactions that enhance our liquidity and sources of funds:

•In January 2024, after filing a universal shelf registration statement on Form S-3 with the SEC in December of 2023 allowing us to issue additional equity (“Security Offering”), we raised net proceeds of approximately $2,200,000.
•In February 2024, we used the proceeds from the Security Offering to pay the outstanding principal and accrued interest owed on a Note Payable to Crom in the amount of $847,000.
•In February 2024, we agreed with Emil Kaunitz to extend the maturity date of a $400,000 note payable from December 31, 2024, to August 1, 2025, after which we will make monthly principal payments of $50,000 per month for eight months.
•In February 2024, we entered into a new $4,000,000 revolving credit facility with Live Oak Banking Company which matures on February 22, 2025 (the “New Live Oak Revolver”). The New Live Oak Revolver replaces the $950,000 revolving credit facility noted above (“Old Live Oak Revolver”), and we rolled over the $625,025 outstanding principal balance outstanding on the Old Live Oak Revolver. We also made payments of $1,209,617 to the holders of two notes payable noted below. We have unused borrowing capacity of approximately $2,165,383 under the New Live Oak Revolver.
•In February 2024, we agreed with Robert Eisiminger to extend the maturity dates of two notes payable totaling $6,000,000 from September 30, 2024, to August 31, 2026. We also accessed the New Live Oak Revolver to pay off a third note totaling $400,000.
•In February 2024, we agreed with the Buckhout Charitable Remainder Trust to pay down and amend a convertible promissory note payable totaling $3,209,617. We accessed the New Live Oak Revolver to pay down principal of $809,617. We simultaneously agreed to enter into a new note payable in the principal amount of $2,400,000 which matures on August 31, 2026, and may not be converted into common stock. Commencing in September 2024, we will monthly principal payments of $100,000 for 24 months.

For more information related to these transactions, refer to Note 16 under Part II, Item 8, of this Annual Report on Form 10-K.

We believe our existing cash and cash equivalents provided by our ongoing operations, together with funds available through the transactions noted above, will be sufficient to meet our working capital, capital expenditures, and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, Note 9, and Note 16 under Part II, Item 8, of this Annual Report on Form 10-K.

Information about our cash flows is presented in our statements of cash flows and is summarized in the following table:

	Twelve Months Ended December 31,
	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(2,264,447)	$990,163	$(1,350,136)
Investing activities	(440,985)	(339,282)	808,834
Financing activities	$(104,623)	$1,972,100	$146,835

Comparison of the Years Ended December 31, 2023 and 2022

Operating activities

We used $(2,264,447) in operating activities for the year ended December 31, 2023, compared to $990,163 provided by operating activities for the year ended December 31, 2022. This decrease in net cash from operating activities was primarily driven by an increase in net loss, increases in accounts receivables (due to timing of collections), as well as noncash adjustments related to changes in the fair value of derivative liabilities and contingent earnout during the year ended December 31, 2023.

Investing activities

Net cash used in investing activities increased to $(440,985), for the year ended December 31, 2023, from $(339,282), for the year ended December 31, 2022. The increase in net cash used in investing activities was primarily due to the cash paid in the acquisition of GTMR during 2023.

Financing activities

During the year ended December 31, 2023, we used $(104,623) in financing activities, primarily due to reduction in proceeds from issuance of preferred and common stock, the reduction in proceeds from notes payable, and an increase in payments on notes payable, compared to net cash provided by financing activities of $1,972,100, for the year ended December 31, 2022.

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

During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a non-cash charge of $6,919,094.
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

Interest Rate Risk

The Company maintains a revolving promissory note and a term loan note with Live Oak Bank, referred to as the “Live Oak Revolving Note” and the “Live Oak Term Loan Note”, respectively. The Live Oak Revolving Note is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2.00%). Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). Rising interest rates would increase our interest expense in the future. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, Secured Overnight Financing Rate (“SOFR”), or London Interbank Offered Rate (“ LIBOR”).

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Castellum, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Castellum, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia
March 21, 2024

Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets

	For the Year Ended December 31,
	2023	2022
Assets
Current assets:
Cash	$1,830,841	$4,640,896
Accounts receivable	6,883,566	5,193,562
Contract assets	160,649	257,434
Prepaid income taxes	216,909	351,116
Prepaid expenses and other current assets	404,228	222,995
Total current assets	9,496,193	10,666,003

Fixed assets, net	310,170	173,350

Noncurrent assets:
Right of use asset – operating lease	613,143	35,524
Intangible assets, net	8,970,864	6,634,167
Goodwill	10,716,907	15,533,964
Total noncurrent assets	20,611,084	22,377,005
Total assets	$30,107,277	$33,043,008

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$784,965	$1,617,596
Accrued payroll and payroll related expenses	2,925,312	1,869,517
Current portion of lease liability – operating lease	185,263	22,054
Due to seller	350,000	280,000
Obligation to issue common and preferred stock	255,940	—
Contingent earnout	380,000	812,000
Derivative liability	157,600	824,000
Revolving credit facility	625,025	300,025
Current portion of convertible promissory notes – related parties, net of discount	238,212	—
Current portion of notes payable, net of discount	2,074,775	2,033,348
Total current liabilities	7,977,092	7,758,540

Noncurrent liabilities:
Deferred tax liability	6,292	—
Lease liability – operating lease, net of current portion	435,204	12,632
Contingent earnout, net of current portion	340,000	—
Convertible promissory notes – related parties, net of current portion	2,000,000	999,430
Notes payable, net of current portion	6,000,000	6,340,490
Note payable – related party, net of current portion	400,000	400,000
Total noncurrent liabilities	9,181,496	7,752,552

Total liabilities	17,158,588	15,511,092

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized

Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of December 31, 2023 and 2022	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of December 31, 2023 and 2022, respectively	77	77
Common stock, par value $0.0001; 3,000,000,000 shares authorized, 47,672,427 and 41,699,363 shares issued and outstanding as of December 31, 2023 and 2022, respectively	4,767	4,170
Additional paid in capital	56,926,157	43,621,651
Accumulated deficit	(43,982,900)	(26,094,570)
Total stockholders’ equity	12,948,689	17,531,916
Total liabilities and stockholders' equity	$30,107,277	$33,043,008
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2023	2022	2021

Revenues	$45,243,812	$42,190,643	$25,067,450

Cost of revenues	26,568,485	24,593,326	13,992,898

Gross profit	18,675,327	17,597,317	11,074,552

Operating expenses:
Indirect costs	8,935,113	11,859,401	3,409,649
Overhead	1,884,059	1,560,252	850,999
General and administrative	17,697,886	13,586,600	14,539,053
Goodwill impairment loss	6,919,094	—	—
(Gain) loss from change in fair value of contingent earnout	(92,000)	555,000	—
Total operating expenses	35,344,152	27,561,253	18,799,701
Loss from operations before other income (expense)	(16,668,825)	(9,963,936)	(7,725,149)

Other income (expense):
Loss on induced conversion	(300,000)	—	—
Gain (loss) from change in fair value of derivative liability	1,054,025	(132,000)	—
Other income, net	106,419	303	38,851
Interest expense, net of interest income	(3,248,914)	(3,992,809)	(2,516,775)
Total other (expense)	(2,388,470)	(4,124,506)	(2,477,924)
Loss from operations before (expense) benefit for income taxes	(19,057,295)	(14,088,442)	(10,203,073)
Income tax benefit (expense)	1,257,117	(819,596)	2,656,643
Net loss	(17,800,178)	(14,908,038)	(7,546,430)
Less: preferred stock dividends	118,152	100,516	12,290
Net loss to common shareholders	$(17,918,330)	$(15,008,554)	$(7,558,720)

Net loss per share
Basic and diluted	$(0.38)	$(0.55)	$(0.41)

Shares used in calculation of net loss per share
Basic and diluted	47,177,950	27,468,226	18,259,283
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities:
Net loss	$(17,800,178)	$(14,908,038)	$(7,546,430)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,528,815	2,032,459	1,886,228
Amortization of discounts, premiums and deferred cost	2,265,061	2,553,317	1,806,848
Stock-based compensation	7,495,759	8,796,641	6,919,524
Deferred tax provision	(1,480,166)	610,033	(2,895,571)
Gain on sale of fixed assets	—	(303)	—
Financing fee and bank charges for note payable and advances on revolving credit line	—	3,775	—
Realized gain on investment	—	—	(38,851)
Goodwill impairment loss	6,919,094	—	—
Lease cost	218,314	1,139	754
Legal fees paid out of proceeds from note payable	—	30,000	—
Change in fair value of contingent earnout	(92,000)	555,000	—
Change in fair value of derivative liabilities	(1,054,025)	132,000	—
Gain from timing difference on issuance of shares	(107,491)	—	—
Changes in assets and liabilities
Accounts receivable	(1,187,118)	634,448	(1,217,326)
Proceeds from factoring accounts receivable	850,141	—	—
Prepaid expenses and other current assets	75,614	(321,593)	8,119
Contract asset (liability)	96,785	333,621	(817,646)
Payment of transaction costs in acquisition of business	—	—	(50,500)
Lease liability	(185,261)	—	—
Accounts payable and accrued expenses	(807,791)	537,664	594,715
Net cash (used in) provided by operating activities	(2,264,447)	990,163	(1,350,136)

Cash flows from investing activities:
Acquisition of business, cash paid to seller	(485,739)	(250,000)	—
Cash paid to seller from factoring	(411,975)	—	—
Acquisition of business, cash received from seller	475,000	—	453,480
Sale of investment	—	—	365,572
Purchases of fixed assets	(18,271)	(89,282)	(10,218)
Net cash (used in) provided by investing activities	(440,985)	(339,282)	808,834

Cash flows from financing activities:
Proceeds from revolving credit line	325,000	300,000	—
Payment of debt issuance costs	(15,000)	—	—
Proceeds from issuance of preferred and common stock	126,000	625,000	645,000
Proceeds from note payable	1,200,000	1,470,000	—
Proceeds from exercise of stock options	—	12,000	8,000
Proceeds from stock offering related to uplisting	—	2,000,756	—
Preferred stock dividend	(118,152)	(100,516)	(12,290)
Repayment of convertible note payable – related party	—	(500,000)	(70,000)
Repayment of line of credit, net	—	—	(12,249)
Loss on induced conversion	300,000	—	—
Repayment of amounts due to seller	(280,000)	(471,003)	—
Repayment of notes payable	(1,642,471)	(1,364,137)	(411,626)
Net cash (used in) provided by financing activities	(104,623)	1,972,100	146,835
Net (decrease) increase in cash	(2,810,055)	2,622,981	(394,467)
Cash - beginning of period	4,640,896	2,017,915	2,412,382

Cash - end of period	$1,830,841	$4,640,896	$2,017,915

Supplemental disclosures:
Cash paid for interest	$994,449	$912,965	$688,930
Cash paid for income taxes	$72,484	$467,910	$168,100

Summary of noncash activities:
Extinguishment of debt discount - derivative liabilities	$171,128	$—	$—
Extinguishment of debt discount - debt issuance costs	$8,034	$—	$—
Debt discount on note payable	$28,000	$500,000	$—
Partial conversion of note payable	$—	$160,000	$—
Common shares issued for obligation to issue shares	$—	$533,750	$—
Derivative liabilities incurred for note payable	$421,000	$692,000	$—
Extinguishment of derivative liability	$33,375	$—	$—
Acquisition of business, common stock issued to seller	$5,304,561	$—	$—
Gain on extinguishment of convertible note payable - related party	$—	$2,667,903	$—
Adjustment to contingent consideration and customer relationships	$—	$275,000	$—
Fair value adjustment recognized on issuance of common stock in Securities Purchase Agreement	$—	$93,000	$—
Deferred issuance costs recognized for note payable	$—	$59,300	$—
Conversion of Series B preferred shares to common stock	$—	$1,805	$—
Cancellation of shares offsetting acquisition of business	$—	$—	$400,000

See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred		Series B Preferred		Series C Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount			Shares	Amount	Shares	Amount
Balances at December 31, 2020	5,875,000	$588	3,610,000	$361	—	$—	15,411,264	$1,541	$6,133,332	$(3,527,296)	$2,608,526

Stock-based compensation – options	—	—	—	—	—	—	—	—	3,113,261	—	3,113,261
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	3,806,263	—	3,806,263
Shares issued in acquisition of MFSI	—	—	—	—	—	—	1,114,023	111	1,782,326	—	1,782,437
Cancellation of shares in acquisition of MFSI	—	—	—	—	—	—	(250,000)	(25)	(399,975)	—	(400,000)
Shares issued in acquisition of Merrison	—	—	—	—	—	—	500,000	50	1,594,950	—	1,595,000
Shares issued in acquisition of SSI, net of transaction costs	—	—	—	—	—	—	2,632,095	263	7,822,087	—	7,822,350
Shares issued in asset acquisition of The Albers group, LLC	—	—	—	—	—	—	481,250	49	1,924,951	—	1,925,000
Shares issued in exercise of stock options	—	—	—	—	—	—	10,000	1	7,999	—	8,000
Shares issued for cash in Series C Preferred Subscription Agreements	—	—	—	—	620,000	62	62,000	6	619,932	—	620,000
Net loss for the year	—	—	—	—	—	—	—	—	—	(7,558,720)	(7,558,720)

Balances at December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	0	—	4,985,233	—	4,985,233
Stock-based compensation - warrants	—	—	—	—	—	—	0	—	3,496,912	—	3,496,912
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	75,000	8	379,491	—	379,499
Shares issued for uplisting, net of offering costs of approximately $$700,000	—	—	—	—	—	—	1,351,231	135	2,000,621	—	2,000,756
Shares issued for exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash including fair value adjustment	—	—	—	—	—	—	1,250,000	125	499,875	—	500,000
Subscription agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000
Debt discount recognized for obligation to issue common stock	—	—	—	—	—	—	0	—	(100,000)	—	(100,000)
Partial conversion of note payable	—	—	—	—	—	—	100,000	10	159,990	—	160,000
Shares issued to satisfy obligation to issue shares	—	—	—	—	—	—	132,500	13	533,737	—	533,750
Fair value adjustment on common stock for Crom	—	—	—	—	—	—	0	—	93,000	—	93,000

Deferred issuance costs	—	—	—	—	—	—	125,000	12	59,288	—	59,300
Conversion of Series B preferred shares to common stock	—	—	(3,610,000)	(361)	—	—	18,050,000	1,805	(1,444)	—	—
Net loss for the year	—	—	—	—	—	—	0	—	—	(15,008,554)	(15,008,554)

Balances at December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	0		5,923,200	—	5,923,200
Stock-based compensation - warrants	—	—	—	—	—	—	0		1,076,969	—	1,076,969
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	462,244	45	423,614	—	423,659
Shares issued in acquisition of GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Extinguishment of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	0	—	300,000	—	300,000
Extinguishment of debt discount related to derivative liability	—	—	—	—	—	—	0		(171,128)	—	(171,128)
Extinguishment of debt discount related to debt issuance	—	—	—	—	—	—	0		(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	0		33,375	—	33,375
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000
Shares issued as commitment shares in Crom Transaction	—	—	—	—	—	—	25,000	3	10,997	—	11,000
Balance sheet reclassification adjustment (a)	—	—	—	—	—	—	0		(304,500)	30,000	(274,500)
Net loss	—	—	—	—	—	—	0		—	(17,918,330)	(17,918,330)

Balances at December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,157	$(43,982,900)	$12,948,689

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
(a) In the second quarter of 2023, the Company made an immaterial balance sheet reclassification to reduce additional paid in capital by $304,500 and to increase the obligation to issue common shares account and the accumulated deficit account by $274,500 and $30,000, respectively. These immaterial amounts are also reflected in the Company's Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and the Consolidated Statement of Changes in Stockholders' Equity.
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of information technology, electronic warfare, information warfare and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare and other users of large data applications. The services can be delivered to legacy, customer owned networks or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions.
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
The Company acquired Merrison Technologies, LLC, a Virginia limited liability company (“Merrison”), on August 5, 2021. Merrison, is a government contractor with expertise in software engineering and IT in the classified arena. Effective December 1, 2023, all operations, contracts and employees were merged into the Corvus entity and Merrison was dissolved with the Virginia Secretary of State.
Specialty Systems, Inc. (“SSI”) was acquired August 12, 2021. SSI is a New Jersey based government contractor that provides critical mission support to the Navy at Joint Base McGuire-Dix-Lakehurst in the areas of software engineering, cyber security, systems engineering, program support and network engineering.

The Company acquired certain business assets from The Albers Group, LLC located in Pax River, Maryland (“Pax River”) which closed on November 16, 2021 in an asset purchase for up to 550,000 shares of common stock and cash of $200,000 paid monthly over a 10-month period starting February 2022 upon the satisfaction of conditions in the acquisition agreement.

The Company acquired Lexington Solutions Group, LLC (“LSG”), on April 15, 2022. LSG is a government contractor with a wide range of national security, strategic communication, and management consulting services.

The Company acquired Global Technologies Management Resources, Inc. (“GTMR”) on March 23, 2023. GTMR is a government contractor based in Hollywood, Maryland near Naval Air Station Patuxent River.
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
Principles of Consolidation
The consolidated financial statements include the accounts of Castellum, Inc. and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Castellum, Inc. owns 100% of Corvus, MFSI, Merrison (until dissolved as of December 1, 2023), and SSI.
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
Reclassification
The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of “Gain on Disposal of Fixed Assets” to “Other” on our consolidated statements of operations. The reclassifications had no impact on total net loss or net cash flows for the years ended December 31, 2023 and 2022.
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
Cash
Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2023 and 2022, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank. The Company does not consider this risk to be material.
Fixed Assets and Long-Lived Assets, Including Intangible Assets and Goodwill
Fixed assets are stated at cost. Depreciation on fixed assets is computed using the straight-line method over the estimated useful lives of the assets, which range from three to 15 years for all classes of fixed assets.

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
Intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of December 31, 2023 represent the valuation of the Company’s customer relationships, trade names, backlog and non-compete agreements which were acquired in the acquisitions. These intangible assets are being amortized on either the straight-line basis over their estimated average useful lives (certain trademarks, tradenames, backlog and non-compete agreements) or are being amortized based on the present value of the future cash flows (customer relationships, certain tradenames, backlog, and non-compete agreements). Amortization expense of the intangible assets runs through March 2038.
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
When the Company determines that the carrying value of intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on fair value. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

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

During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment and requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. Management elected to bypass a qualitative assessment and performed a quantitative assessment, including a market capitalization reconciliation, to evaluate the performance of its reporting units. The impairment assessment resulted in a non-cash goodwill impairment charge related to all three reporting units totaling $6,919,094. Given the date of this assessment, Management concluded it satisfied the Company’s annual assessment requirement. Additionally, during the fourth quarter of 2023, Management considered whether there were any additional triggering events that would represent indicators of impairment and determined there were none.

Subsequent Events
Subsequent events were evaluated through March 21, 2024, the date the consolidated financial statements for the year ended December 31, 2023 were issued.
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
The following table disaggregates the Company’s revenue by contract type for the years ended December 31:

	2023	2022	2021
Revenue:
Time and material	$25,631,786	$25,302,224	$15,381,979
Firm fixed price	3,129,520	3,350,084	4,864,638
Cost plus fixed fee	16,482,505	13,538,335	4,745,646
Other	—	—	75,187
Total	$45,243,811	$42,190,643	$25,067,450
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
Accounts Receivable and Concentration of Credit Risk
An allowance for credit losses is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable; however, United States (“U.S.”) government agencies may pay interest on invoices outstanding more than 30 days. Interest income is recorded when received. As of December 31, 2023 and 2022, management did not consider an allowance for credit losses is necessary.
The Company’s customer base is concentrated with a relatively small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowances for credit losses based upon factors surrounding the credit risk of customers, historical trends and other information.
For the years ended December 31, 2023, 2022, and 2021, the Company had three customers represent 52%, 62%, and 61% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 54% of the total accounts receivable as of December 31, 2023 and four customers that represented 60% of the total accounts receivable as of December 31, 2022.
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
Earnings (Loss) Per Share of Common Stock
Basic net income (loss) per common share is computed using the weighted average number of common shares outstanding, as well as a warrant to purchase 1,080,717 shares of common stock for a total aggregate exercise price of $1 granted in connection with the $5,600,000 note payable maturing September 30, 2024, as the cash consideration for the holder/grantee to receive common shares was determined to be nonsubstantive. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and all other warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations. The Company subtracts dividends on preferred stock when calculating earnings (loss) per share. Refer to Note 16, Subsequent Events.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending December 31, 2025. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

Note 3: Acquisitions
The Company has completed the following acquisitions to achieve its business purposes as discussed in Note 1;
GTMR

On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR. This acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company. The

Company acquired GTMR to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.

As the acquisition was an equity acquisition of GTMR, certain assets of the acquisition (intangible assets and goodwill) are not considered deductible for tax purposes.

The following represents the preliminary assets and liabilities acquired in this acquisition:

	March 31, 2023	Adjustments	December 31, 2023
Cash	$475,000	$—	$475,000
Accounts receivable and other receivables	1,380,203	(9,384)	1,370,819
Income tax receivable	155,449	(127,992)	27,457
Prepaid expenses	116,892	(30,856)	86,036
Other assets	17,182	—	17,182
Furniture and equipment	163,301	103,760	267,061
Right of use asset - operating lease	—	641,392	641,392
Customer relationships	2,426,000	—	2,426,000
Right of use - finance lease	—	17,456	17,456
Tradename	517,000	—	517,000
Backlog	1,774,000	—	1,774,000
Goodwill	1,822,466	279,571	2,102,037
Deferred tax liability	(1,244,368)	(242,093)	(1,486,461)
Lease liability - operating lease	(17,608)	(603,799)	(621,407)
Lease liability - finance lease	—	(12,549)	(12,549)
Accounts payable and accrued expenses	(1,030,957)	141,341	(889,616)
Net assets acquired	$6,554,560	$156,847	$6,711,407

The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Common stock	5,304,561
Accounts receivable note	156,847
Total consideration paid	$6,711,407

The GTMR Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the GTMR Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for GTMR, we engaged a third-party independent valuation specialist. Intangible assets, which are primarily comprised of customer relationships and backlog, were valued using the excess earnings discounted cash flow method. On the date of the acquisition, the Company simultaneously factored $411,975 of the accounts receivable from GTMR to finance the acquisition.

The Company had received a preliminary valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of March 22, 2023. The allocation of the purchase price is based on the best information available. The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price and issued an accounts receivable note (“Accounts Receivable Note”) and held back $350,000, the details for which have been discussed in amounts due to seller in Note 9.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period for the GTMR acquisition is currently open and may remain open until March 22, 2024, but we do not anticipate any further adjustments.

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

As the acquisition was of the assets of LSG, intangible assets and goodwill are considered deductible for tax purposes.

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

The Company had received a valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of April 15, 2022. The allocation of the purchase price is based on the best information available. The Company paid $44,752 in transaction costs of LSG, which was excluded from the purchase price. During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. There have been no adjustments for the year ended December 31, 2023 and the measurement period was closed April 15, 2023.

For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense.

The following table shows unaudited pro-forma results for the year ended December 31, 2023 and 2022, as if the acquisitions of GTMR and LSG had occurred on January 1, 2022. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the year ended December 31, 2023
Revenues	$47,890,783
Net loss	$(17,893,806)
Net loss per share - basic	$(0.37)

For the year ended December 31, 2022
Revenues	$54,080,245
Net loss	$(14,816,304)
Net loss per share - basic	$(0.53)
Revenue attributable to the GTMR acquisition included in our consolidated statement of operations for the year ended December 31, 2023, was $7,779,478.
Note 4: Fixed Assets
Fixed assets consisted of the following as of December 31:

	2023	2022
Equipment and software	$258,091	$141,732
Furniture	43,119	32,574
Automobile	43,928	—
Leasehold improvements	192,959	83,266
Total fixed assets	538,097	257,572
Accumulated depreciation	(227,927)	(84,222)
Fixed assets, net	$310,170	$173,350
Depreciation expense for the years ended December 31, 2023, 2022, and 2021 was $148,512, $62,026, and $19,120 respectively.

Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of December 31, 2023 and December 31, 2022:

		December 31, 2023
		Gross carrying value	Accumulated Amortization	Net carrying value
Customer relationships	4.5– 15 years	$11,961,000	$(5,529,674)	$6,431,326
Trade name	4.5 years	783,000	(363,938)	419,062
Trademark	15 years	533,864	(145,277)	388,587
Backlog	2 years	3,210,000	(1,513,986)	1,696,014
Non-compete agreement	3-4 years	684,000	(648,125)	35,875
		$17,171,864	$(8,201,000)	$8,970,864

		December 31, 2022
Customer relationships	4.5– 15 years	$9,535,000	$(3,916,501)	$5,618,499
Trade name	4.5 years	266,000	(245,336)	20,664
Trademark	15 years	533,864	(88,119)	445,745
Backlog	2 years	1,436,000	(1,077,616)	358,384
Non-compete agreement	3-4 years	684,000	(493,125)	190,875
		$12,454,864	$(5,820,697)	$6,634,167

The intangible assets, with the exception of the trademarks, were recorded as part of the acquisitions of Corvus, MFSI, Merrison, LSG, SSI and GTMR. Amortization expense for the years ended December 31, 2023, 2022, and 2021 was $2,380,303, $1,970,433, and $1,867,108 respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of December 31 are as follows:

2024	$2,074,686
2025	1,453,000
2026	1,242,863
2027	1,034,302
2028	543,592
Thereafter	2,622,421
Total	$8,970,864
The following table presents changes to goodwill for the years ended December 31, 2023 and 2022 for each reporting unit:

	Corvus	SSI	MFSI	Merrison	Total
December 31, 2021	$4,136,011	$8,461,150	$685,073	$780,730	$14,062,964
Goodwill acquired through acquisitions	1,471,000	—	—	—	1,471,000
Merrison subsumed into Corvus	780,730	—	—	(780,730)	—
December 31, 2022	6,387,741	8,461,150	685,073	—	15,533,964
Goodwill acquired through acquisitions	—	2,102,037	—	—	2,102,037
Impairment loss	(4,429,000)	(1,845,094)	(645,000)	—	(6,919,094)
December 31, 2023	$1,958,741	$8,718,093	$40,073	$—	$10,716,907

Note 6: Convertible Promissory Notes – Related Party
The Company entered into convertible promissory notes – related party as follows as of December 31:

	2023	2022
Convertible note payable with a trust related to one of the Company’s former directors, convertible at $0.260 per share, at 5% interest, (extinguished on April 4, 2022 for new note)	$3,209,617	$3,209,617
Total Convertible Notes Payable – Related Party	$3,209,617	$3,209,617
Less: Debt discount	(971,405)	(2,210,187)
	$2,238,212	$999,430
Interest expense which includes amortization of discount and premium for the years ended December 31, 2023 and 2022 was $1,399,262 and $1,535,840, respectively. The amount of the debt discount recorded related to the conversion feature granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
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
On February 22, 2024, the Company entered into a new note payable with the Buckout Charitable Remainder Trust. As a result, a majority of the balance is reflected in non-current liabilities. Refer to subsequent events in Note 16 for more detail.

Note 7: Notes Payable
The Company entered into notes payable as follows as of December 31:

	2023	2022
Note payable at 7% originally due November 2023, maturing September 30, 2024 (a)	$5,600,000	$5,600,000
Note payable at 10% interest dated February 28,2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	400,000	400,000
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (c)	400,000	—
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (d)	—	890,000
Convertible note payable, convertible at $1.20 per share, at 10%, maturing February 13, 2024 (d)	840,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (8.50% at December 31, 2023 and 6.25% at December 31, 2022) maturing August 11, 2024	981,764	2,324,236
Total Notes Payable	8,221,764	9,214,236
Less: Debt Discount	(146,989)	(840,398)
	$8,074,775	$8,373,838
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
(c)On April 6, 2023, the Company entered into a promissory note with principal balance of $400,000 bearing interest at 12% per annum. This promissory note matures at the earlier of September 30, 2024 or at the acceleration of the obligations under the promissory note (together with those discussed in a and b above, “Eisiminger Notes”). Interest is paid in monthly installments and the total principal is due upon maturity.
(d)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR Acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance of the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR acquisition, as well as fund the aforementioned debt repayment.
Interest expense, which includes amortization of discount, for the years ended December 31, 2023, 2022, and 2021 was $1,732,265, $1,874,142, and $859,744 respectively.

On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Bank (“Revolving Credit Facility”). The Revolving Credit Facility matures on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. The outstanding balance as of December 31, 2023 and December 31, 2022, under the Revolving Credit Facility was $625,025 and $300,025, respectively.
On February 22, 2024, the Company extended the maturity date of the Eisiminger Notes. As a result, the majority of the balance is reflected in non-current liabilities. Refer to subsequent events in Note 16 for more detail.
Due to the subsequent events described under Note 16, the total principal payments on our notes payable for the next three years are as follows:

2024	$2,221,764
2025	—
2026	6,000,000
Total	$8,221,764
Note 8: Note Payable – Related Party
The Company entered into a note payable – related party as follows as of December 31:

	2023	2022
Note payable at 5% due December 31, 2024, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for both the years ended December 31, 2023 and 2022 was $20,000. Interest expense for the year ended December 31, 2021, was $7,726.
On February 16, 2024, the Company extended the maturity date of this note. As a result, the balance is reflected in non-current liabilities. Refer to subsequent events in Note 16 for more detail.
Note 9: Amount Due To Seller

In the acquisition of GTMR, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment has been postponed and the unpaid balance of $350,000 will accrue interest at an annual rate of 5% until it is paid in full in July of 2024. The $350,000 is recorded in current liabilities on the Company's Consolidated Balance Sheets as of December 31, 2023.

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
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. The Series B Preferred Stock was fully converted into Common Stock during 2022, and as such, there is no outstanding Series B Preferred Stock as of December 31, 2023.

Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001.

On April 7, 2022, the Company amended the Certificate of Designation for its Series A Preferred Stock to (a) provide for an annualized dividend of $0.0125 per share to be paid monthly; (b) amend the conversion ratio for each share of Series A Preferred Stock to convert into two shares of common stock instead of 20 shares of common stock; and (c) provide for the Company to have the option to repurchase the Series A Preferred Stock at any time at a price of $1 per share. In connection with the Amendment to the Certificate of Designation, former officers of the Company (“Former Officers”) entered into a letter agreement dated April 4, 2022 with Crom and the Company for Crom to purchase 1,750,000 shares of Common Stock from the officers for $455,000, the proceeds of which were paid directly to the Former Officers. The letter agreement also provided for the Former Officers to sell certain amounts of the common stock they own through the date of the public offering.

As of December 31, 2023 and December 31, 2022, the Company had 5,875,000 shares of Series A Preferred Stock issued and outstanding, respectively. The 5,875,000 shares were issued to the Former Officers of the Company in settlement of debt. For the year ended December 31, 2023, the Company has total preferred stock dividends recognized of $118,152, of which $72,624 is related to Series A Preferred Stock dividends.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. On October 17, 2022 the Company issued a total of 15,375,000 shares of Common Stock in connection with the conversion of all of its Series B preferred shares outstanding in connection with its public offering. As of December 31, 2023 and December 31, 2022, the Company had 0 and 3,610,000 shares of Series B Preferred Stock issued and outstanding, respectively. The 3,610,000 shares were issued to the shareholders, who are also directors of the Company, for the Bayberry acquisition in June 2019.
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

For the year ended December 31, 2023, the Company has total preferred stock dividends recognized of $118,152 of which $45,528 is related to Series C Preferred Stock dividends. The Series C Preferred Stockholders under their subscription agreements were issued 0.1 common shares per Series C Preferred share for their investment. As a result, the Company issued 62,000 common shares for the 620,000 Series C Preferred shares purchased. As of December 31, 2022, another $25,000 was raised for an additional 25,000 Series C Preferred shares and 2,500 common shares that were not issued as of the balance sheet date. The $25,000 is reflected as an obligation to issue shares on the Consolidated Balance Sheet as of December 31, 2022.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company had 47,672,427 and 41,699,363 shares issued and outstanding as of December 31, 2023 and 2022, respectively. The holders of the Company’s Common Stock are entitled to one vote for each share of common stock held.

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

Warrants
The following represents a summary of warrants for the years ended December 31:

	2023		2022
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,678,836	$1.84	3,161,568	$1.60

Granted	1,765,862	1.17	2,517,268	2.20
Ending balance	7,444,698	$1.68	5,678,836	$1.84
Intrinsic value of warrants	$327,214		$1,374,303
Weighted Average Remaining Contractual Life (Years)	4.70
Options
As of December 31, 2023, the Company has granted 522,265 shares of common stock under the Stock Incentive Plan. In addition, on November 9, 2021, the Company approved the 2021 Stock Incentive Plan (“Stock Incentive Plan”) that authorizes the Company to grant up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done pursuant to the terms of a stock incentive plan.
The following represents a summary of options for the years ended December 31, 2023 and 2022:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Fair Value
Outstanding, December 31, 2021	4,594,688	$2.09	6.21	$3.72
Granted	2,585,000	3.45	6.25	3.34
Exercised	(15,000)	0.80
Forfeited	(739,688)	2.41
Outstanding December 31, 2022	6,425,000	2.69	5.63	4.26
Granted	1,932,500	1.48	6.19	1.10
Exercised	—	—
Forfeited	(114,063)	2.00
Outstanding December 31, 2023	8,243,437	$2.41	4.98	$3.58

As of December 31, 2023
Vested and Exercisable	4,620,822	$2.44	4.70	$3.20

Stock based compensation expense related to stock options for the years ended December 31, 2023 and 2022 was $5,923,200 and $4,985,233, respectively, which is comprised of $4,675,129 and $3,852,606 in service-based grants and $1,248,071 and $1,132,627 in performance-based grants, for the years ended December 31, 2023 and 2022, respectively.

In accordance with ASC 718-10-50, the Company measures the fair value of its share-based payment arrangements using the Black-Scholes model. The Company measures the share-based compensation on the grant date using the following assumptions:

	Year Ended December 31,
	2023	2022
Expected term	7 years	7 years
Expected volatility	161.61% - 166.14%	135.00%– 177.00%
Expected dividend yield	—	—
Risk-free interest rate	3.48% - 3.89%	0.10%
The Company measures the share-based compensation for all stock options and warrants that are not considered derivative liabilities using the Black-Scholes method with these assumptions, and any changes to these inputs can produce significantly higher or lower fair value measurements. The weighted average grant date fair value of the options granted during the years ended December 31, 2023 and 2022 was $1.10 and $3.34, respectively. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury Security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of the Company. Aside from dividends paid on preferred shares, it is the Company's intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero.
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

Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash and cash equivalents, accounts receivable, accounts payable, contingent consideration and derivative liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, fixed interest debt and accounts payable approximates their carrying value.

On April 4, 2022, the Company issued common stock, a convertible note, and warrants in a securities purchase agreement (“SPA”), with Crom (“2022 Crom SPA”). The Company had evaluated the conversion option liability in the convertible note and the warrants to determine proper accounting treatment and determined them to be derivative liabilities (“Derivative Liabilities”).

On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom note; the warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, a convertible note, and warrants in an SPA with Crom . The Company evaluated the conversion option in this convertible note and these warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

The Company recognized liabilities for the estimated fair values of the Derivative Liabilities. The estimated fair values of these liabilities were calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).

The contingent earnout included in total consideration for the SSI acquisition as of December 31, 2022, presented as part of current liabilities on the Consolidated Balance Sheets, was measured at fair value on a recurring basis using the present value approach, which incorporates factors such as revenue growth and forecasted adjusted EBITDA to estimate expected value. Changes in fair value of the contingent earnout were recorded as gains or losses on revaluation in operating expenses on the Consolidated Statements of Operations until the earnout amount was settled with the sellers of SSI. On February 15, 2024, the Company agreed to the amount and timing of the earnout payout. Please see Note 16 for subsequent events.

The Company determined that the significant inputs used to value the Derivative Liabilities and the contingent earnout fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$157,600	$157,600

	Fair Value Measurements at December 31, 2022
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$824,000	$824,000
Contingent earnout	$—	$—	$812,000	$812,000
Total	$—	$—	$1,636,000	$1,636,000

The Company’s Derivative Liabilities as of December 31 are as follows:

	2023	2022	Inception
Fair value of conversion option in 2022 Crom convertible note	$—	$191,000	$314,000
Fair Value of 656,250 warrants on April 4, 2022	$66,000	$633,000	$378,000
Fair value of conversion option in 2023 Crom convertible note	$200	$—	$162,000
Fair value of 700,000 warrants on February 13, 2023	$91,400	$—	$259,000
	$157,600	$824,000

During the year ended December 31, 2023, 2022, and 2021 the Company recognized changes in the fair value of the Derivative Liabilities of $666,400, $824,000, and $0 respectively.

Activity related to the Derivative Liabilities for the year ended December 31, 2023 is as follows:

Beginning balance as of December 31, 2022	$(824,000)
Issuance of Derivative Liabilities	(421,000)
Change in fair value of Derivative Liabilities	1,087,400
Ending balance as of December 31, 2023	$(157,600)

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

	2023	2022
Stock Price	$0.30	$1.26
Conversion option - convertible note	1.20	1.60
Strike price - warrants	1.38 - 1.84	1.84
Term	0.12 years - 4.10 years	0.26 years - 4.26 years
Volatility	98.00% - 148.30%	121.00% - 156.50%
Market yield - conversion option	17.40%	10.30%
Risk-free rate	3.90% - 5.60%	4.10% - 4.40%
Note 12: Related-Party Transactions
During 2023, the Company granted warrants to two of its officers pursuant to the employment agreements with these officers as a bonus for closing the GTMR Acquisition.

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

Note 13: Defined Contribution Plan

The Company and its subsidiaries maintain 401(k) plans as a defined contribution retirement plan for all eligible employees. Each 401(k) plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plans enroll employees immediately with no age or service requirement.

The aggregate 401(k) Plan employer match was $882,707, $651,353 and $434,267 in the years ended December 31, 2023, 2022 and 2021, respectively.

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

On April 1, 2020, the Company entered into employment agreements with both Mark Fuller and Jay Wright (the “Two Officers”). The agreements have a term of three years. Pursuant to the agreements, each of the Two Officers have a base salary of $240,000 per year and may be increased to $25,000 per month upon reaching an annualized revenue run rate of $25,000,000 or greater (which occurred in 2021), $30,000 per month upon reaching an annualized revenue of $50,000,000 or greater (which occurred in March, 2023), or $40,000 per month upon reaching an annualized revenue run rate of $75,000,000 or greater.
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

An additional bonus of $50,000 and 500,000 warrants with a $2.00 strike price shall be paid to the the Two Officers upon the Company commencing trading on either the Nasdaq or the NYSE American (which occurred on October 13, 2022), and an additional bonus of $125,000 and 1,250,000 warrants with a $2.40 strike price shall be paid to each of the Two Officers upon the Company joining the Russell 3000 and/or Russell 2000 stock index(ices).
On July 1, 2021, the Company entered into an employment agreement with its Chief Growth Officer for a period of four years, expiring June 30, 2025. Pursuant to the agreements, the Chief Growth Officer has a base salary of $250,000 per year and may be increased to $25,000 per month upon the Navy division reaching an annualized revenue run rate of $25,000,000 or greater (which occurred in 2021), $30,000 per month upon the Navy division reaching an annualized revenue of $60,000,000 or greater, or $40,000 per month upon the Navy division reaching an annualized revenue run rate of $100,000,000 or greater.
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
On August 12, 2021, the Company entered into several employment agreements for three-year periods with the two executives of SSI as well as three key management personnel. These agreements all contain base salaries and bonus criteria. In addition, the three key management personnel received 300,000 stock options each, of which one of those three retired December 31, 2021.
On April 25, 2022, the Company entered into an employment agreement with its Chief Financial Officer (“CFO”). The employment agreement has a term of three years and five days and automatically renews for successive one-year periods unless terminated by the Company or the CFO, with 90 days advance notice of its intent not to renew. The agreement provides for an annual base salary of $275,000 (the “CFO Base Salary”). The CFO Base Salary will increase as follows: (i) $25,000 per month upon the Company achieving an annualized revenue run rate of $50,000,000 or greater (which occurred in March, 2023); (ii) $35,000 per month upon the Company achieving an annualized revenue run rate of $75,000,000 or greater; (iii) $40,000 per month upon the Company reaching an annualized revenue run rate of $150,000,000 or greater and EBITDA margin of no less than 7%; and (iv) $45,000 per month upon the Company reaching an annualized revenue run rate of $300,000,000 or greater and adjusted EBITDA margin of no less than 8%.

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

As an additional incentive for entering into the employment agreement, the CFO was granted 1,800,000 stock options to purchase the Company’s common stock at an exercise price of $3.80 per share which vest ratably over the first 36 months of employment with the Company.

On March 22, 2023, the Company entered into a three year employment agreement with an executive in connection with the GTMR Acquisition. The agreement provides an annual base salary of $200,000 and bonus criteria. As an additional incentive for entering into the employment agreement, the executive received 300,000 incentive stock options issued pursuant to the terms of the Stock Incentive Plan.
Note 15: Income Taxes
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31:

	2023	2022	2021
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income taxes at statutory rate	2.20%	3.50%	7.61%
Change in tax rate	(0.80)%	(2.90)%	(1.58)%
Permanent differences	(3.60)%	(7.70)%	(0.98)%
Other	0.50%	(1.70)%	(0.04)%
Goodwill impairment	(6.30)%	—%	—%
Change in valuation allowance	(6.40)%	(17.90)%	—%
Totals	6.60%	(5.70)%	26.01%
The following is a summary of the net deferred tax asset (liability) as of December 31:

	2023	2022	2021
Deferred tax assets:
Deferred interest	$698,231	$—	$—
Lease liabilities	160,042	8,973	—
Accrued expenses	352,346	148,776	95,673
Stock compensation	3,530,993	3,008,318	2,358,218
Transaction costs	44,665	41,817	53,881
Other	160	149,153	2,407
Total deferred tax assets	4,786,437	3,357,037	2,510,179

Deferred tax liabilities:
Intangible assets	(1,348,275)	(939,607)	(1,334,460)
ROU Assets	(156,788)	(9,052)	—
Property and equipment	(55,164)	(8,569)	(14,312)
Debt discount	(256,788)	(741,579)	(400,064)
Cash to accrual method change	(136,667)	(43,443)	(151,310)

Total deferred tax liabilities	(1,953,682)	(1,742,250)	(1,900,146)

Valuation allowance	$(2,839,047)	$(1,614,787)	$—

Net deferred tax assets (liabilities)	$(6,292)	$—	$610,033

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
The Company classifies accrued interest and penalties, if any, for unrecognized tax benefits as part of income tax expense. The Company did not accrue any penalties or interest as of December 31, 2023 and 2022.
The provision (benefit) for income taxes for the years ended December 31 are as follows:

	2023	2022	2021
Current	$223,049	$209,563	$238,928
Deferred	(1,480,166)	610,033	(2,895,571)

Total	$(1,257,117)	$819,596	$(2,656,643)
Note 16: Subsequent Events
On January 25, 2024 the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and accompanying warrant (the “Warrant”) and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock at a purchase price of $0.319 per Pre-funded Warrant and accompanying Warrant, for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”).

Pursuant to the terms of the SPA, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), the Company also sold and issued to the Purchaser warrants (the “Warrants”) to purchase up to 8,437,501 shares of common stock. The Warrants will become exercisable upon receipt of shareholder approval, expire five years from such approval, and have an exercise price of $0.35 per share. The shares, the Pre-Funded Warrants, and the Pre-Funded Warrant Shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2023, and a related prospectus supplement dated January 25, 2024, related to the Registered Offering. The Offering closed on January 29, 2024.

Pursuant to a placement agency agreement dated as of January 25, 2024 (the “Placement Agency Agreement”), the Company engaged Maxim Group LLC (“Maxim”) to act as the lead placement agent in connection with the Offering. At closing, the Company paid Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Offering and (ii) reimbursed Maxim for all reasonable and documented out-of-pocket expenses of $60,000, which included the reasonable fees, costs, and disbursements of its legal counsel.

On February 13, 2024 the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom in the amount of $847,000.

On February 16, 2024 the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 on the note payable dated August 12, 2021 in the principal amount of $400,000 that was issued in connection with the acquisition of SSI and (ii) require monthly principal payments of $50,000 per month for eight months commencing on the maturity date. All other terms of the note payable remain unchanged.

On February 15, 2024 the Company entered into an agreement with the former shareholders of SSI concerning, among other things, the amount and timing of the earnout payment owed under the terms of the agreement and plan of merger dated August 12, 2021 between the Company, SSI, and the other parties named therein. With respect to the earnout payment, the parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 to be made by the Company at signing of the agreement, plus monthly payments thereafter of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $380,000 is reflected in current liabilities and $340,000 is reflected in non-current liabilities.

On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Banking Company that bears interest at prime plus 2% interest which matures on February 22, 2025 (the “New Live Oak Revolver). The New Live Oak Revolver replaces the $950,000 revolving credit facility dated April 4, 2022 with Live Oak Banking Company with a maturity date of March 28, 2029. The Company rolled over approximately $625,000 of the principal balance outstanding on the prior revolving credit facility and made payments totaling $1,209,617 to the holders of two notes payable referred to in the next two paragraphs.

On February 22, 2024 the Company entered into an agreement to extend the maturity date from September 30, 2024 to August 31, 2026 on the note payable dated November 21, 2019 in the principal amount of $5,600,000 and the note payable dated February 28, 2022 in the principal amount $400,000. Additionally, the per annum interest rate on the Eisiminger Notes was set at 7.5% through February 1, 2025, after which it increases to 8.0%. All other terms of the notes payable remain unchanged. The Company accessed funds available on the New Live Oak Revolver to pay the outstanding principal and interest in full on the note payable dated April 6, 2023 in the principal amount of $400,000.

The Company accessed funds available on the New Live Oak Revolver to pay $809,617 owed to The Buckhout Charitable Remainder Trust under the terms of the amended convertible promissory note payable in the principal amount of $3,209,617 which matures on September 30, 2024. Simultaneously therewith, the Company and The Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount shall be amortized at the rate of $100,000 per month, commencing in September 2024. The terms of the new note payable to The Buckhout Charitable Remainder Trust do not permit the principal amount to be converted into common stock.

On March 12, 2024, the Board of Directors approved the extension of the term of the Two Officers employment agreements until June 30, 2024. The employment agreements are described in Note 14 Commitments.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this Annual Report on Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Annual Report on Form 10-K.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c ) of Regulation S-K) during the quarter ending December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Certain information required in Part III is omitted from this report but is incorporated herein by reference from our Proxy Statement for the 2024 Annual Meeting of Stockholders (as amended or supplemented, the “2024 Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). The 2024 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of this Annual Report on Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.
Item 11. Executive Compensation

The information required by this Item 11 of this Annual Report on Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of this Annual Report on Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of this Annual Report on Form 10-K is incorporated herein by reference to our 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of this Annual Report on Form 10K is incorporated herein by reference to our 2024 Proxy Statement.

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Annual Report on Form 10-K are incorporated herein by reference or are filed with this Annual Report on Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC in the principal amount of $840,000	S-3	333-275840	4.2	December 1, 2023

10.1	Amended and Restated Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note issued on August 12, 2021 by Specialty Systems, Inc. to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022
10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022

10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023

10.25+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.26+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

14.1	Code of Ethics and Business Conduct	S-1	333-267249	14.1	September 2, 2022

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Clawback Policy

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

CASTELLUM, INC.

By: /s/ Mark C. Fuller
Date: March 21, 2024	Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

Date: March 21, 2024	By: /s/ David T. Bell
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jay O. Wright	General Counsel, Director	March 21, 2024
Jay O. Wright

/s/ Mark S. Alarie	Director	March 21, 2024
Mark S. Alarie

/s/ Bernard S. Champoux	Chair, Director	March 21, 2024
Bernard S. Champoux

/s/ John F. Campbell	Director	March 21, 2024
John F. Campbell

/s/ Patricia Frost	Director	March 21, 2024
Patricia Frost

/s/ C. Thomas McMillen	Director	March 21, 2024
C. Thomas McMillen