Form 10-Q
period 2024-03-31
Castellum, Inc.
filed 2024-05-15
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File Number: 001-41526
CASTELLUM, INC.
(Exact Name of Registrant as Specified in Charter)

NEVADA	27-4079982
(STATE OF INCORPORATION)	(I.R.S Employer I.D.)
1934 Old Gallows Road, Suite 350, Vienna, VA 22182
(703) 752-6157
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 13, 2024
Common Stock, par value $0.0001 per share	53,029,915

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended March 31, 2024

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

•our ability successfully to execute additional acquisitions and integrate those operations into our ongoing businesses; and
•the effect of ongoing financing efforts and volatility of our common stock share price.
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
In this Quarterly Report on Form 10-Q, unless the context otherwise requires, all references to the “Company,” “our Company,” “we,” “our,” “us,” and “Castellum,” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets:
Cash	$2,250,262	$1,830,841
Accounts receivable	6,941,864	6,883,566
Contract asset	—	160,649
Prepaid income taxes	76,309	216,909
Prepaid expenses and other current assets	516,296	404,228
Total current assets	9,784,731	9,496,193

Fixed assets, net	268,909	310,170

Non-Current Assets:
Right of use asset - operating lease	1,287,386	613,143
Intangible assets, net	8,414,139	8,970,864
Goodwill	10,716,907	10,716,907
Total non-current assets	20,687,341	20,611,084

Total Assets	$30,472,072	$30,107,277

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$845,297	$784,965
Accrued payroll and payroll related expenses	3,363,587	2,925,312
Contract liability	96,458	-
Due to seller	440,000	350,000
Obligation to issue common and preferred stock	258,565	255,940
Contingent earnout	—	380,000
Derivative liabilities	111,000	157,600
Revolving credit facility	1,529,818	625,025

Current portion of convertible promissory notes - related parties, net of discount	—	238,212
Current portion of notes payable, net of discount	1,322,442	2,074,775
Current portion of lease liability - operating lease	283,239	185,263
Total current liabilities	8,250,406	7,977,092

Non-Current Liabilities
Deferred tax liability	6,292	6,292
Lease liability - operating lease, net of current portion	1,007,261	435,204
Due to Seller, net of current portion	280,000	—
Contingent earnout, net of current portion	—	340,000
Convertible promissory notes - related parties, net of discount, net of current portion	—	2,000,000
Notes payable, net of current portion	7,700,000	6,000,000
Notes payable, related party, net of current portion	400,000	400,000
Total non-current liabilities	9,393,553	9,181,496

Total Liabilities	$17,643,959	$17,158,588

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 53,029,915 and 47,672,427 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	5,303	4,767
Additional paid in capital	60,946,590	56,926,157
Accumulated deficit	(48,124,445)	(43,982,900)
Total stockholders' equity	12,828,113	12,948,689

Total Liabilities and Stockholders' Equity	$30,472,072	$30,107,277
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2024	2023

Revenues	$11,335,053	$9,937,013

Cost of Revenues	6,819,632	5,899,231

Gross Profit	4,515,421	4,037,782

Operating Expenses
Indirect costs	2,490,689	2,210,879
Overhead	456,620	467,682
General and administrative	4,239,334	6,046,530
Gain from change in fair value of contingent earnout	—	(18,000)
Total operating expenses	7,186,643	8,707,091

Loss From Operations Before Other Income (Expense)	(2,671,222)	(4,669,309)

Other Income (Expense)
Loss on induced conversion	—	(300,000)
Loss on extinguishment of debt	(822,847)	—
Gain from change in fair value of derivative liability	46,400	251,625
Other income (expense), net	—	(1,075)
Interest expense, net of interest income	(530,194)	(830,281)
Total other income (expense)	(1,306,641)	(879,731)

Loss From Operations Before Benefit For Income Taxes	(3,977,863)	(5,549,040)

Income tax (expense) benefit	(133,859)	1,225,649

Net Loss	(4,111,722)	(4,323,391)
Less: preferred stock dividends	29,819	30,319
Net Loss To Common Shareholders	$(4,141,541)	$(4,353,710)

Net Loss Per Share - Basic And Diluted	$(0.08)	$(0.10)

Weighted Average Shares Outstanding - Basic And Diluted	54,792,995	43,065,128
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs		—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,247,687	$4,725	$53,333,138	$(30,448,280)	$22,890,248

Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$60,946,590	$(48,124,445)	$12,828,113

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flow From Operating Activities
Net loss	$(4,111,722)	$(4,323,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	597,986	510,568
Amortization of discounts, premium and deferred costs	1,118,194	561,851
Stock-based compensation	1,660,451	3,721,828
Deferred tax provision	—	(1,244,366)
Financing fee and bank charges for note payable and advances on revolving credit line	77,063	—
Lease cost	75,167	838
Change in fair value of contingent earnout	—	(18,000)
Change in fair value of derivative liability	(46,400)	(251,625)
Gain on lease termination	(9,224)	—
Changes in assets and liabilities
Accounts receivable	(58,298)	(2,102,056)
Proceeds from factoring accounts receivable	—	411,975
Prepaid expenses and other current assets	34,954	132,996
Contract asset (liability)	257,106	73,108
Accounts payable and accrued expenses	498,605	98,409
Lease liability	(70,154)	—
Net cash provided by (used in) operating activities	23,728	(2,427,865)

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	—	(470,233)
Cash paid to seller from factoring	—	(411,975)
Cash received in acquisition of GTMR	—	475,000
Purchases of fixed assets	—	(20,526)
Net cash used in investing activities	—	(427,734)

Cash Flows From Financing Activities
Proceeds from revolving credit line	827,730	325,000
Payment of debt issuance costs	(6,422)	(15,000)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	2,363,143	—
Proceeds from notes payable	—	800,000
Preferred stock dividend	(29,819)	(30,319)
Repayment of amounts due to seller	(350,000)	(280,000)
Loss on induced conversion	—	300,000

Repayment of convertible note payable - related party	(809,617)	—
Repayment of note payable	(1,599,322)	(613,991)
Net cash provided by financing activities	395,693	485,690

Net increase (decrease ) in cash	419,421	(2,369,909)

Cash - Beginning of Period	1,830,841	4,640,896

Cash - End of Period	$2,250,262	$2,270,987

Supplemental Disclosures
Cash paid for interest expense	$(215,690)	$(247,541)
Cash refunded (paid) from income taxes	$8,948	$9,900

Summary of Non-Cash Activities:

Debt discount on note payable applied to obligation to issue common stock	$—	$28,000
Derivative liability incurred for note payable	$—	$421,000
Extinguishment of debt discount - derivative liability	$—	$171,128
Extinguishment of debt discount - debt issuance costs	$—	$8,034
Extinguishment of derivative liability on Crom note	$—	$33,375
Derecognition of lease liability	$396,388	$-
Derecognition of right of use asset	$387,164	$-
For the non-cash activities related to the Company's debt transactions see Note 6, "Convertible Promissory Notes - Related Party" and Note 7, "Notes Payable".
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2024 and 2023
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of cybersecurity, information technology, electronic warfare, information warfare and information operations with businesses in the defense, federal, civilian, and commercial markets (the "Markets"). Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering ("MBSE"). These services, which largely focus on securing data and establishing related policies, are applicable to customers in the United States government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company works with multiple business brokers and contacts within its business network to identify potential acquisitions.
Since November 2019, the Company has made the following acquisitions that specialize in the areas noted above:
•Corvus Consulting, LLC (“Corvus”),
•Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI"),
•Merrison Technologies, LLC ("Merrison"),
•Specialty Systems, Inc. (“SSI”),
•the business assets of Pax River from The Albers Group (“Pax River”),
•Lexington Solutions Group, LLC (“LSG”), and
•Global Technology and Management Resources, Inc. ("GTMR").
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisitions” for greater details on the acquisitions of the Company since January 1, 2023.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year then ended. We have continued to follow the accounting policies set forth in those financial statements.

Business Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) and in deciding how to allocate resources and in assessing performance. The Company’s CODM, the Chief Executive Officer, conducts a review of the consolidated results of operations to make decisions. The Company maintains one operating and reportable segment, which is the delivery of products and services in the Markets.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, the acquired value of the intangible assets and goodwill, impaired value of intangible assets, liabilities to accrue, cost incurred in the satisfaction of performance obligations, fair value for consideration elements of business combinations, permanent and temporary differences related to income taxes, and determination of the fair value of stock awards. Actual results could differ from those estimates.
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
For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”) approved provisional burdens plus a fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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
Revenue generated from contracts with Federal, state, and local governments is recorded over time, rather than at a point in time. Under the contract support services contracts, the Company performs software design work as it is assigned by the customer, and bills the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts requires judgment to allocate the transaction price to the performance obligations. Contracts may have terms of up to five years.
Contract accounting requires judgment relative to assessing risks and estimating contract revenue, as well as costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known.
The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company’s revenue by contract type for the three months ended March 31:

	2024	2023
Revenue:
Time and material	$6,389,298	$5,723,610
Firm fixed price	749,611	943,875
Cost plus fixed fee	4,196,144	3,269,528
Total	$11,335,053	$9,937,013
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
Balance Sheet Reclassification Adjustment
The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of “Gain on Disposal of Fixed Assets” to “Other” on our consolidated statements of operations. The reclassifications had no impact on total net loss or net cash flows for the years ended March 31, 2024 and 2023.

Note 3: Acquisition
Since January 1, 2023, the Company has completed the following acquisition to achieve its business purposes as discussed in Note 1.
GTMR
On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR. This acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company. The Company acquired GTMR to expand its capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.
The following represents the assets and liabilities acquired in this acquisition:

	March 31, 2023	Adjustments	March 31, 2024
Cash	$475,000	$—	$475,000
Accounts receivable other receivables	1,380,203	(9,384)	1,370,819
Income tax receivable	155,449	(127,992)	27,457
Prepaid expenses	116,892	(30,856)	86,036
Other asset	17,182	—	17,182
Furniture and equipment	163,301	103,760	267,061
Right of use asset – operating lease	—	641,392	641,392
Customer relationships	2,426,000	—	2,426,000
Right of use asset - finance lease	—	17,456	17,456
Tradename	517,000	—	517,000
Backlog	1,774,000	—	1,774,000
Goodwill	1,822,466	279,571	2,102,037
Deferred tax liability	(1,244,368)	(242,093)	(1,486,461)
Lease liability – operating lease	(17,608)	(603,799)	(621,407)
Lease liability – finance lease	—	(12,549)	(12,549)
Accounts payable and accrued expenses	$(1,030,957)	$141,341	$(889,616)
Net assets acquired	$6,554,560	$156,847	$6,711,407
The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Common stock	5,304,561
Accounts receivable note	156,847
Total consideration paid	$6,711,407
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
The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price and issued an accounts receivable note (“Accounts Receivable Note”), and held back $350,000, the details for which have been discussed in amounts Due to Seller in Note 10,
During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period for the GTMR acquisition is closed as of March 22, 2024.

During the measurement period, the Company recorded several adjustments to goodwill as a result of GTMR's adoption of ASC 842, tax adjustments, and an update to the fair value of acquired furniture and equipment. These measurement period adjustments were subsequently identified as a result of the completion of third party accounting assistance.

The Company also recorded a measurement period adjustment to goodwill as a result of finalizing the transaction price. The Company entered into an Accounts Receivable Note due to the sellers four months after the closing date of the transaction, subject to the adjustment of any net working capital deficiencies. This amount was determined to be $156,847.
The following table shows unaudited pro-forma results for the three months ended March 31, 2024 and 2023, as if the acquisitions of GTMR had occurred on January 1, 2023. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the three months ended March 31, 2024
Revenues	$11,335,053
Net loss	$(4,141,541)
Net loss per share - basic	$(0.08)
For the three months ended March 31, 2023
Revenues	$12,583,985
Net loss	$(6,532,634)
Net loss per share - basic	$(0.16)

Note 4: Fixed Assets
Fixed assets consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Equipment and software	$258,091	$258,091
Furniture	43,119	43,119
Automobile	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	538,097	538,097
Accumulated depreciation	(269,188)	(227,927)
Fixed assets, net	$268,909	$310,170
Depreciation expense for the three months ended March 31, 2024 and March 31, 2023, was $41,261 and $19,936, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of March 31, 2024 and December 31, 2023:

		March 31, 2024	December 31, 2023
Customer relationships	4.5– 15 years	$11,961,000	$11,961,000
Tradename	4.5 years	783,000	783,000
Trademark	10-15 years	533,863	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	684,000	684,000
		17,171,863	17,171,864
Accumulated amortization		(8,757,724)	(8,201,000)
Intangible assets, net		$8,414,139	$8,970,864
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three months ended March 31, 2024 and March 31, 2023, was $556,724 and $490,631, respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of March 31 are as follows:

Remainder of the year ending December 31, 2024	$1,517,962
Year ending 2025	1,453,000
Year ending 2026	1,242,863
Year ending 2027	1,034,302
Year ending 2028	543,592
Year ending 2029 and thereafter	2,622,420
Total	$8,414,139

The activity of goodwill for the three months ended March 31, 2024, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2023	$1,958,741	$8,718,093	$40,073	$10,716,907
Goodwill acquired through acquisitions	—	—	—	—
March 31, 2024	$1,958,741	$8,718,093	$40,073	$10,716,907
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the three months ended March 31, 2024. The Company has not disposed of any entities, nor has the Company recognized impairment on the goodwill in this period.

Note 6: Convertible Promissory Note - Related Party
We had the following Promissory Note as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022, maturity date September 30, 2024)	—	3,209,617
Less: Beneficial conversion feature discount	—	(971,405)
	$—	$2,238,212
Interest expense which includes amortization of discount for the three months ended March 31, 2024 and March 31, 2023, was $245,438 and $340,120, respectively. There was no accrued interest on the note payable as of March 31, 2024. The amount of the BCF discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount was being amortized over the life of the note.
On February 22, 2024, the Company entered into an agreement to amend the related party convertible promissory note with the Buckhout Charitable Remainder Trust, resulting in elimination of the beneficial conversion feature, change in the interest rate, extension of the term, and change in the payoff schedule. As part of this amendment, a partial payment of $809,617 was made on the date of the agreement, resulting in an outstanding balance of $2,400,000 as of that date. The change in terms of the note were evaluated for characteristics of modification or extinguishment, and it was determined that under ASC 470, the debt amendment was considered to be an extinguishment, thus the amended note is considered a new note. As of February 22, 2024, the remaining unamortized carrying value of the beneficial conversion feature was $761,783, which was treated as a loss on debt extinguishment on the income statement. Concurrent with this amendment, we determined that the trustee of the Buckhout Charitable Remainder Trust (who resigned as an officer of the Company) is no longer a related party to the Company. See Note 7 for more information about the terms of the new note.

Note 7: Notes Payable
Our notes payable consists of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Note payable at 7% originally due November 2023, maturing September 30, 2024 (a)	$—	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	—	400,000
Note payable at 7.5% dated February 22, 2024, maturing August 31, 2026 (c)	6,000,000	-
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (d)	—	400,000
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (e)	—	840,000
Promissory note payable (f)	2,400,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (11.50% at March 31, 2024 and 6.25% at December 31, 2023) maturing August 11, 2024	622,442	981,764

Total Notes Payable	9,022,442	8,221,764
Less: Debt Discount	—	(146,989)
	$9,022,442	$8,074,775

(a)On August 12, 2021, the note payable was amended to extend the debt to September 30, 2024 ("Eisiminger Note 1"). It was determined that under ASC 470, the debt amendment was considered a modification. The amount of the debt discount recorded related to the warrants granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480 and the entire balance was fully amortized as of December 31, 2023. On February 22, 2024, the Company entered into an agreement to amend Eisiminger Note 1, resulting in a change to the interest rate and an extension of the maturity date. The amended note was evaluated for characteristics of debt modification or extinguishment and it was determined that under ASC 470, the debt amendment was considered an extinguishment. As a result of the amendment, Eisiminger Note 1 was combined with Eisiminger Note 2 as described in (b) below, resulting in a new note, ("2024 Eisiminger Note"). See (c) below.

(b)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company ("Eisiminger Note 2"). The shares were issued in April 2022. On February 22, 2024, the Company entered into an agreement to amend this note resulting in a change to the interest rate and an extension of the maturity date. The amended note was evaluated for characteristics of debt modification or extinguishment and it was determined that under ASC 470, the debt amendment was considered an extinguishment. Therefore, the remaining unamortized debt discount balance of $61,263 was recorded as a loss in the income statement. As a result of the amendment, Eisiminger Note 2 was combined with Eisminger Note 1 as described in (a) above, resulting in the new note, 2024 Eisiminger Note. See (c) below.

(c)On February 22, 2024, as a result of amending Eisiminger Note 1 and Eisiminger Note 2, the Company entered into the 2024 Eisiminger Note, with a principal balance of $6,000,000, maturing on August 31,

2026, and bearing interest at 7.5% per annum until February 1, 2025, after which the interest rate will increase to 8% per annum.

(d)On April 6, 2023, the Company entered into a promissory note with principal balance of $400,000 bearing interest at 12% per annum ("Eisiminger Note 3"). On February 22, 2024, the Company paid the outstanding principal and accrued interest owed on Eisiminger Note 3.
(e)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR Acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance of the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR acquisition, as well as fund the aforementioned debt repayment. On January 25, 2024, the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom.
(f)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 ("The Buckhout February 2024 Note") which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the last month is paid in August 2026. The terms of the new note payable to The Buckhout Charitable Remainder Trust do not permit the principal amount to be converted into common stock. Refer to Note 6 for relevant information regarding the previous note with the Buckhout Charitable Remainder Trust.
Interest expense which includes amortization of discount for the three months ended March 31, 2024 and March 31, 2023, was $233,510 and $485,000, respectively. Accrued interest on the notes payable as of March 31, 2024 was $0.
Future principal payments are scheduled to be $1,022,442 and $1,200,000 in 2024 and 2025, respectively, with the remainder being paid off in 2026.
Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of March 31, 2024 (unaudited) and December 31, 2023, as follows:

	March 31, 2024 (unaudited)	December 31, 2023
Note payable at 5%, amended to ultimately mature in March 31, 2026	$400,000	$400,000
On February 16, 2024, the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 and (ii) require subsequent monthly principal payments of $50,000 for eight months commencing on the maturity date, with the final payment by March 31, 2026. All other terms of the note payable remain unchanged. As a result, the balance is reflected in non-current liabilities.
Interest expense for the three months ended March 31, 2024, and March 31, 2023, was $4,973 and $4,928, respectively.

Note 9: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Banking Company (“Revolving Credit Facility”). The Revolving Credit Facility was to mature on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. As of December 31, 2023, the Company had $625,025 outstanding on the Revolving Credit Facility.
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Banking Company that bears interest at prime plus 2% interest and matures on February 22, 2025 (the “New Live Oak Revolver). The New Live Oak Revolver replaces the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make the partial payment on the Convertible Promissory Note - Related Party (see Note 6). As of March 31, 2024, the total amount outstanding on the New Live Oak Revolver was $1,529,818.
The Company incurred $14,402 in interest in the three months ended March 31, 2024, none of which is accrued as of March 31, 2024.
Note 10: Due to Seller and Contingent Earnout
As part of the acquisition of GTMR, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment had been postponed and the unpaid balance of $200,000 will accrue interest at an annual rate equal to the rate of interest announced publicly by Citibank N.A. in New York, plus 2% until it is paid in full in July of 2024. The $200,000 is recorded as Due to Seller in current liabilities on the Company's Consolidated Balance Sheet as of March 31, 2024.

As part of the acquisition of SSI, the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI acquisition in August 12, 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $240,000 is recorded as Due to Seller in current liabilities and $280,000 is reflected in non-current liabilities as of March 31, 2024. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheet.

Note 11: Stockholders’ Equity
January 2024 Registered Offering
On January 25, 2024 the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”). The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share.
In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant

(“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of March 31, 2024 and December 31, 2023, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the three months ended March 31, 2024, the Company recognized $18,269 in Series A dividends, all of which has been paid as of March 31, 2024.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of March 31, 2024 and December 31, 2023, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of March 31, 2024 and December 31, 2023, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 481,250 shares of the Company's common stock.
For the three months ended March 31, 2024, the Company recognized $11,550 in Series C dividends, all of which has been paid as of March 31, 2024.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 53,029,915 and 47,672,427 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively.
During the three months ended March 31, 2024, 5,357,488 shares of common stock were issued, all in connection with the SPA.

Warrants
The following table represents a summary of warrants for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Three Months Ended March 31, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	7,444,698	$1.68	5,678,836	$1.84

Warrants	8,437,501	0.25	1,765,862	1.17
Pre-funded Warrants	3,193,534	0.09	—	—
Total Granted	11,631,035	0.34	1,765,862	1.17

Warrants	—	—	—	—
Pre-funded Warrants	(113,521)	0.32	—	—
Total Exercised	(113,521)	0.32	—	—

Ending balance	18,962,212	$0.87	7,444,698	$1.68

Warrants exercisable	18,962,212		7,444,698
Intrinsic value of warrants	$283,586		$327,214
Weighted Average Remaining Contractual Life (Years)	5.77		4.70
The Pre-funded Warrants that the Company sold related to the Registered Offering were immediately exercisable and do not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share, of which 113,521 were exercised on February 6, 2024.
The Regular Warrants related to the Registered Offering became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants expire on March 20, 2029, and have an exercise price of $0.35 per share.
The Warrants and the Pre-funded Warrants do not require a cash settlement for the warrants. Based on the terms of the agreements, the warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of the net proceeds from the offering to the ordinary shares and warrants based on relative fair value. The value allocated to the warrants was recorded in Additional Paid-In Capital in the consolidated balance sheets.
Options
The Company on November 9, 2021, approved the Stock Incentive Plan, that authorizes the Company to grant up to 2,500,000 shares and options. Prior to this date, the granting of options was not done in accordance with a stock option plan. As of March, 31, 2024, 2,132,500 stock options have been granted under the Stock Incentive Plan.

The following represents a summary of options for the three months ended March 31, 2024 and the year ended December 31, 2023:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2023	8,243,437	$2.41	4.98	$3.58
Granted	150,000	0.35	6.92	0.31
Exercised	—	—	—	—
Forfeited	(65,938)	1.72	—	—
Outstanding. March 31, 2024	8,327,499	$2.38	4.76	$3.55

As of March 31, 2024
Vested and exercisable	4,750,510	$2.38	4.48	$3.12

During the three months ended March 31, 2024, the Company recognized $1,657,821 of noncash stock based compensation related to the vesting of service-based stock options. No options were exercised during the three months ended March 31, 2024.
The fair value of each option and warrant is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Expected term	7 years	7 years
Expected volatility	120.97% – 166.14%	161.61% – 166.14%
Expected dividend yield	—	—
Risk-free interest rate	3.48% – 4.08%	3.48% - 3.89%
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
On April 4, 2022, the Company issued common stock, a convertible note, and warrants in a SPA with Crom (“2022 Crom SPA”). The Company had evaluated the conversion option liability in the convertible note and the warrants to determine proper accounting treatment and determined them to the derivative liabilities ("Derivative Liabilities").
On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom note; the warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, the 2023 Note Payable, and warrants in an SPA with Crom. The Company evaluated the conversion option in this convertible note and these warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

On February 13, 2024, the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom, thereby extinguishing the conversion feature associated with this note; the warrants were not affected.

The Company recognized liabilities for the estimated fair values of the Derivative Liabilities. The estimated fair values of these liabilities were calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense).
The Company determined that the significant inputs used to value the Derivative Liabilities fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at March 31, 2024
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$111,000	$111,000

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$157,600	$157,600
The Company’s derivative liabilities as of March 31, 2024 and December 31, 2023 associated with the Derivative Liabilities are as follows.

	March 31, 2024	December 31, 2023	Inception
Fair value of 656,250 warrants on April 4, 2022	$43,000	$66,000	$378,000
Fair value of conversion option of Crom Cortana Fund LLC convertible note	—	200	162,000
Fair value of 700,000 warrants on February 13, 2023	68,000	91,400	259,000
	$111,000	$157,600

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

March 31, 2024
Expected term - warrants	3.01 years - 3.90 years
Stock price as of measurement date	$0.26
Volatility (observed)	125.20% - 134.45%
Incremental discount	5.0%
Selected volatility – post haircut	96.0% - 99.5%
Risk-free interest rate	4.27% - 4.35%
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
For the three months ended March 31, 2024, and 2023, the Company had three customers representing 54% and 60% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has two customers that represent 34% and three customers that represent 54% of the total accounts receivable as of March 31, 2024 and December 31, 2023, respectively.
Note 14: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (3.40)% and 22.10% for the three months ended March 31, 2024 and 2023, respectively. The decrease in the effective tax for the three months ended March 31, 2024 was primarily the increase in valuation allowance in the current year as the Company maintains a full valuation allowance against its deferred tax assets. The effective tax rate for the three months ended March 31, 2023 was higher than the statutory rate primarily due to the partial release of the valuation allowance due to the increase in deferred tax liabilities that related to the GTMR acquisition resulting in a $1.5 million net income tax benefit.

Note 15: Factoring of Accounts Receivable

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

The Company did not factor any receivables under the Factoring Agreement for the quarter ended March 31, 2024. The Company terminated this agreement in February 2024.
Note 16: Subsequent Events
On April 8, 2024 the Company filed a registration statement on Form S-3 to register for resale, for time to time, of up to 8,437,501 shares of the Company's common stock at an exercise price of $0.35 per share, by the selling stockholders identified in the prospectus under "Selling Stockholders" pursuant to a warrant agreement entered into with an investor. The registration statement (File No. 333-278553) was declared effective by the SEC on April 18, 2024 at which time the Company filed a final prospectus.
The Company is not selling any shares of its common stock under this prospectus and will not receive any proceeds from the sale of the shares of the Company's common stock. The Company would, however, receive proceeds from any warrants that are exercised through the payment of the exercise price in cash, in a maximum amount of up to approximately $2,953,000. The selling stockholders will bear all commissions and discounts, if any, attributable to the sale of the shares of the Company's common stock. All costs, expenses, and fees in connection with the registration of the shares were borne by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2023 filed with the Securities and Exchange Commission on March 21, 2024 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Castellum, Inc. is focused on building a large, successful technology company in the areas of cybersecurity, information technology, electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets. Our services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering ("MBSE"). Our primary customers are agencies and departments of the U.S. Government ("USG"), financial services, healthcare, and other users of large data applications. Our expertise and technology support national security missions and government modernization for intelligence, defense, and federal civilian customers.
Recent Developments
On January 25, 2024 the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock. The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share. In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock, for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”).
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Banking Company that bears interest at prime plus 2% interest which matures on February 22, 2025 (the “New Live Oak Revolver). The New Live Oak Revolver replaces the $950,000 revolving credit facility dated April 4, 2022 with Live Oak Banking Company with a maturity date of March 28, 2029. The Company rolled over approximately $625,000 of the principal balance outstanding on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make a partial payment of $809,617on the Convertible Promissory Note - Related Party (see Note 6).
Budgetary Environment

On March 8, 2024, the Senate cleared by a 75-22 vote a “minibus” continuous spending resolution for the balance of the U.S. Government fiscal year 2024. This continuing resolution (CR) for spending is the fourth in this fiscal year and enables work to continue on existing contracts. The overall impact on the business through the end of calendar year 2024 is unknown at this point.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended March 31, 2024 compared to the three months ended March 31, 2023;

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
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31,		Change
	2024	2023	Amount	%
Revenues	$11,335,053	$9,937,013	$1,398,040	14%
Cost of revenues	6,819,632	5,899,231	920,401	16%
Gross Profit	4,515,421	4,037,782	477,639	12%
Operating expenses:
Indirect costs	2,490,689	2,210,879	279,810	13%
Overhead	456,620	467,682	(11,062)	(2)%
General and administrative expenses	4,239,334	6,046,530	(1,807,196)	(30)%
Change in fair value of contingent earnout	—	(18,000)	18,000	NM
Total operating expenses	7,186,643	8,707,091	(1,520,448)	(17)%
Loss from operations:	(2,671,222)	(4,669,309)	1,998,087	(43)%

Other (expense), net	(1,306,641)	(879,731)	(426,910)	49%

Loss before income taxes and preferred stock dividends	(3,977,863)	(5,549,040)	1,571,177	(28)%

Income tax benefit (expense)	(133,859)	1,225,649	(1,359,508)	(111)%
Preferred stock dividend	29,819	30,319	(500)	(2)%
Net loss	$(4,141,541)	$(4,353,710)	$212,169	(5)%

NM - Not Meaningful
Revenue
Total revenue was $11,335,053 for the three months ended March 31, 2024 as compared to total revenue of $9,937,013 for the three months ended March 31, 2023. The increase of $1,398,040 or 14%, was driven primarily by contributions from the inorganic revenues derived from the GTMR acquisition that occurred late in Q1 2023, partially offset by negative organic growth.
Cost of revenues
Total cost of revenues was $6,819,632 for the three months ended March 31, 2024 as compared to total cost of revenues of $5,899,231 for the three months ended March 31, 2023. The increase of $920,401, or 16%, is in line with the change in revenue noted above due to the GTMR acquisition and higher direct costs on lower margin projects.
Gross Profit
Total gross profit was $4,515,421 for the three months ended March 31, 2024 as compared to total gross profit of $4,037,782 for the three months ended March 31, 2023. The increase of $477,639, or 12%, was driven primarily by the increase in revenues due to inorganic growth, from the acquisition of GTMR, and managing labor costs on certain projects.
Operating expenses
Total operating expenses were $7,186,643 for the three months ended March 31, 2024 as compared to total operating expense of $8,707,091 for the three months ended March 31, 2023. The decrease of $1,520,448, or 17%, was primarily driven by stock based compensation in 2023 paid to executives and expenses related to warrants issued to two officers in connection with the acquisition of GTMR, offset by a slight increase in indirect costs in the first quarter of 2024 compared to the same period in the prior year.
Other income (expense)
Total other income (expense) was $(1,306,641) for the three months ended March 31, 2024 as compared to total other (expense) of $(879,731) for the three months ended March 31, 2023. The increase in (expense) of $(426,910) or 49%, was primarily driven by an increase in loss on extinguishment of debt of $(822,847), offset by decreases in loss on induced debt conversion of $(300,000) from the prior year, gain from change in fair value of derivative liabilities, and interest expense net of income.
Income tax (expense) benefit

Income tax (expense) was $(133,859) for the three months ended March 31, 2024 as compared to a benefit $1,225,649 for the three months ended March 31, 2023. The increase in expense of $(1,359,508) or 111% was primarily related to the discrete tax benefit for the decrease of valuation allowance in March 31, 2023, due to the GTMR acquisition.
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

Contract Backlog

Funded	$14,615,272
Unfunded	20,864,677
Priced Options	59,443,154
Total Backlog	$94,923,103

Total backlog

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, and unexercised option periods, and other unexercised or unscheduled optional orders. Excluding unscheduled options orders, as of March 31, 2024 the Company had $95 million of funded, unfunded and scheduled priced options. We expect to recognize approximately 42.0% of the remaining performance obligations over the next 12 months, and approximately 68.0% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $46,431,225, our grand total backlog is $141,354,328. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in the Budget Environment. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC ("NYSE American"). In January and February of 2024, we undertook the following significant equity and debt transactions that enhance our liquidity and sources of funds:

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
•In February 2024, we entered into a new $4,000,000 revolving credit facility with Live Oak Banking Company which matures on February 22, 2025 (the “New Live Oak Revolver”). The New Live Oak Revolver replaces the $950,000 revolving credit facility noted above (“Old Live Oak Revolver”), and we rolled over the $625,025 outstanding principal balance outstanding on the Old Live Oak Revolver and drew an additional amount of $904,793. We also made payments of $1,209,617 to the holders of two notes payable noted below.
•In February 2024, we agreed with Robert Eisiminger to extend the maturity dates of two notes payable for $5,600,000 and $400,000 from September 30, 2024, to August 31, 2026. The change in the terms of the two notes resulted in the debt extinguishment of both the old notes and resulted in the establishment of one note totaling $6,000,000. We paid off a third note totaling $400,000.
•In February 2024, we agreed with the Buckhout Charitable Remainder Trust to pay down and amend a convertible promissory note payable totaling $3,209,617. We accessed the New Live Oak Revolver to pay down principal of $809,617. We simultaneously agreed to enter into a new note payable in the principal amount of $2,400,000 which matures on August 31, 2026, and may not be converted into common stock. From September 2024, we will commence making monthly principal payments of $100,000 for 24 months.
As of March 31, 2024, we had $2,250,262 of cash on hand and unused borrowing capacity of $2,470,182 from our New Live Oak Revolver.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, Note 9 and Note 10 in this quarterly report on Form 10-Q.
Shares of our common stock included in our public float as of May 13, 2024 was 23,246,280 which excludes 30,000 restricted shares and 29,753,635 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

	Three Months Ended March 31, 2024		Change
	2024	2023	Amount	%
Net cash provided by (used in) operating activities	$23,728	$(2,427,865)	$2,451,593	NM
Net cash used in investing activities	—	(427,734)	$427,734	-100%
Net cash provided by financing activities	395,693	485,690	$(89,997)	-19%
Change in cash	$419,421	$(2,369,909)	$2,789,330	NM
NM - not meaningful
Operating activities
Net cash provided by operating activities was $23,728 for the three months ended March 31, 2024, compared to $(2,427,865) used in operating activities for the three months ended March 31, 2023. This increase in net cash provided by operating activities was primarily due to decreases in our accounts receivable, decrease in stock based compensation and decrease in net loss, offset by an increase in accounts payable for the three months ended March 31, 2024.
Investing activities
There were no new investing activities for the three months ended March 31, 2024, compared to investing activities related to the GTMR acquisition in the three months ended March 31, 2023.
Financing activities
Net cash provided by financing activities was $395,693, for the three months ended March 31, 2024, versus $485,690 provided by financing activities for the three months ended March 31, 2023. The decrease in net cash provided by financing activities was primarily due to payments on notes payable and payments to sellers from our acquisition of GTMR and SSI, offset by the proceeds from the SPA and an additional draw on the line of credit.
Critical Accounting Policies and Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2023. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2023.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2023. There have been no material changes to our principles of consolidation disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2023.

Recently Issued Accounting Standards
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 21, 2024 have affected or could materially adversely affect our business, prospects, operating results, and financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Explanatory Note Regarding Forward-Looking Statements.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
The Company had no recent sales of unregistered securities.
(b)Use of Proceeds from the Public Offering.
On January 25, 2024 the Company entered into a securities purchase agreement (the “SPA”) with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock. The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share.
Pursuant to the terms of the SPA, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock, for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”).
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

There has been no material change in the planned use of proceeds from our Registered Offering as described in our final prospectus dated January 25, 2024 and filed with the SEC on January 29, 2024 pursuant to Rule 424(b)(4) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.
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

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC in the principal amount of $840,000	S-3	333-275840	4.2	December 1, 2023

10.1	Amended and Restated Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note issued on August 12, 2021 by Specialty Systems, Inc. to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022

10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023

10.25+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.26+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.27	Loan and Security Agreement issued on February 22, 2024 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Global Technology and Management Resources, Inc., and Live Oak Banking Company	8-K	001-41526	10.2	February 22, 2024

10.28	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Emil Kaunitz	8-K	001-41526	10.3	February 22, 2024

10.29	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Robert Eisiminger	8-K	001-41526	10.4	February 22, 2024

10.30	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Laurie Buckhout	8-K	001-41526	10.5	February 22, 2024

10.31	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 b and between Registrant, Live Oak Banking Company, Emil Kaunitz, and William Cabey	8-K	001-41526	10.6	February 22, 2024

10.32	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.33	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.8	February 22, 2024

10.34	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 15, 2024	CASTELLUM, INC.

/s/ Mark C. Fuller
Mark C. Fuller
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)