Form 10-Q
period 2024-06-30
Castellum, Inc.
filed 2024-08-09
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 8, 2024
Common Stock, par value $0.0001 per share	56,109,928

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended June 30, 2024

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
•our ability to attract and retain senior management and other employees with suitable experience leading a public company;
•our ability to raise additional capital on acceptable terms and to service our ongoing debt obligations;
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate including the 2024 elections and their aftermath;
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets:
Cash	$2,411,825	$1,830,841
Accounts receivable	6,365,657	6,883,566
Contract asset	—	160,649
Prepaid income taxes	—	216,909
Prepaid expenses and other current assets	587,174	404,228
Total current assets	9,364,656	9,496,193

Fixed assets, net	229,083	310,170

Non-Current Assets:
Right of use asset - operating lease	1,218,342	613,143
Investment in captive insurance entity	54,534	—
Intangible assets, net	7,884,922	8,970,864
Goodwill	10,716,907	10,716,907
Total non-current assets	20,103,788	20,611,084

Total Assets	$29,468,444	$30,107,277

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$1,020,643	$784,965
Accrued payroll and payroll related expenses	3,474,730	2,925,312
Income tax payable	34,772	—
Contract liability	77,012	—
Due to seller	290,000	350,000
Obligation to issue common and preferred stock	402,708	255,940
Contingent earnout	—	380,000
Derivative liabilities	55,000	157,600

Revolving credit facility	1,529,818	625,025
Current portion of convertible promissory notes - related parties, net of discount	—	238,212
Current portion of notes payable, net of discount	1,252,678	2,074,775
Current portion of lease liability - operating lease	292,091	185,263
Total current liabilities	8,429,452	7,977,092

Non-Current Liabilities
Deferred tax liability	6,292	6,292
Lease liability - operating lease, net of current portion	933,379	435,204
Due to Seller, net of current portion	220,000	—
Contingent earnout, net of current portion	—	340,000
Convertible promissory notes - related parties, net of discount, net of current portion	—	2,000,000
Notes payable, net of current portion	7,400,000	6,000,000
Notes payable, related party, net of current portion	400,000	400,000
Total non-current liabilities	8,959,671	9,181,496

Total Liabilities	$17,389,123	$17,158,588

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 53,029,915 and 47,672,427 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	5,303	4,767
Additional paid in capital	62,074,352	56,926,157
Accumulated deficit	(50,000,999)	(43,982,900)
Total stockholders' equity	12,079,321	12,948,689

Total Liabilities and Stockholders' Equity	$29,468,444	$30,107,277
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$11,522,388	$12,475,802	$22,857,441	$22,412,815

Cost of Revenues	6,849,180	7,263,984	13,668,812	13,163,215

Gross Profit	4,673,208	5,211,818	9,188,629	9,249,600

Operating Expenses
Indirect costs	2,211,640	2,241,460	4,702,330	4,452,339
Overhead	512,261	536,937	968,881	1,004,619
General and administrative	3,519,512	4,244,312	7,758,845	10,290,842
Gain from change in fair value of contingent earnout	—	83,000	—	65,000
Total operating expenses	6,243,413	7,105,709	13,430,056	15,812,800

Loss From Operations Before Other Income (Expense)	(1,570,205)	(1,893,891)	(4,241,427)	(6,563,200)

Other Income (Expense)
Loss on induced conversion	—	—	—	(300,000)
Loss on extinguishment of debt	—	—	(822,847)	—
Gain from change in fair value of derivative liability	56,000	593,000	102,400	844,625
Other income (expense), net		2	—	(1,073)
Interest expense, net of interest income	(211,999)	(810,837)	(742,192)	(1,641,115)
Total other income (expense)	(155,999)	(217,835)	(1,462,639)	(1,097,563)

Loss From Operations Before Benefit For Income Taxes	(1,726,204)	(2,111,726)	(5,704,066)	(7,660,763)

Income tax (expense) benefit	(120,531)	13,280	(254,390)	1,238,929

Net Loss	(1,846,735)	(2,098,446)	(5,958,456)	(6,421,834)
Less: preferred stock dividends	29,819	29,820	59,639	60,139
Net Loss To Common Shareholders	$(1,876,554)	$(2,128,266)	$(6,018,095)	$(6,481,973)

Net Loss Per Share - Basic And Diluted	$(0.03)	$(0.04)	$(0.11)	$(0.14)

Weighted Average Shares Outstanding - Basic And Diluted	57,190,645	48,369,250	54,456,453	45,731,842
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs		—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,247,687	$4,725	$53,333,138	$(30,448,280)	$22,890,248

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,163	—	1,089,163
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	63,025	6	74,994	—	75,000
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000

Net loss for the period	—	—	—	—	—	—	—	—	—	(2,128,266)	(2,128,266)

Balance - June 30, 2023	5,875,000	$588	—	$—	770,000	$77	47,373,712	$4,737	$54,623,289	$(32,576,546)	$22,052,145

Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$60,946,590	$(48,124,445)	$12,828,113

Stock-based compensation - options									1,127,762		1,127,762
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,876,554)	(1,876,554)

Balance - June 30 2024	5,875,000	588	—	—	770,000	77	53,029,914	5,303	62,074,352	(50,000,999)	12,079,321

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flow From Operating Activities
Net loss	$(5,958,456)	$(6,421,834)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,167,029	1,190,974
Amortization of discounts, premium and deferred costs	1,118,194	1,147,921
Stock-based compensation	2,932,356	4,938,021
Deferred tax provision	—	(1,089,677)
Lease cost	144,212	1,006
Change in fair value of contingent earnout	—	65,000
Change in fair value of derivative liability	(102,400)	(844,625)
Gain on lease termination	(9,225)	—
Changes in assets and liabilities
Accounts receivable	517,909	(473,170)
Proceeds from factoring accounts receivable	—	411,975
Prepaid expenses and other current assets	40,382	(12,564)
Contract asset (liability)	237,661	(378,258)
Accounts payable and accrued expenses	819,867	(399,820)
Lease liability	(135,183)	—
Net cash provided by (used in) operating activities	772,346	(1,865,051)

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	—	(470,233)
Cash paid to seller from factoring	—	(411,975)
Cash received in acquisition of GTMR	—	475,000
Purchases of fixed assets	—	(20,526)
Investment in captive insurance entity	(54,534)	—
Net cash used in investing activities	(54,534)	(427,734)

Cash Flows From Financing Activities
Proceeds from revolving credit line	904,793	325,000
Payment of debt issuance costs	(6,422)	(15,000)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	2,363,143	126,000
Proceeds from notes payable	—	1,200,000
Preferred stock dividend	(59,639)	(60,139)
Repayment of amounts due to seller	(560,000)	(280,000)
Loss on induced conversion		300,000
Repayment of convertible note payable - related party	(809,617)	—

Repayment of note payable	(1,969,086)	(954,295)
Net cash provided by (used in) financing activities	(136,828)	641,566

Net increase (decrease ) in cash	580,984	(1,651,219)

Cash - Beginning of Period	1,830,841	4,640,896

Cash - End of Period	$2,411,825	$2,989,677

Supplemental Disclosures
Cash paid for interest expense	$(415,397)	$(490,875)
Cash refunded (paid) from income taxes	$(3,535)	$4,751

Summary of Non-Cash Activities:

Debt discount on note payable applied to obligation to issue common stock	$—	$28,000
Derivative liability incurred for note payable	$—	$421,000
Extinguishment of debt discount - derivative liability	$—	$171,128
Extinguishment of debt discount - debt issuance costs	$—	$8,034
Extinguishment of derivative liability on Crom note	$—	$33,375
Derecognition of lease liability	$396,388	$—
Derecognition of right of use asset	$387,164	$—
For the non-cash activities related to the Company's debt transactions see Note 6, "Convertible Promissory Notes - Related Party" and Note 7, "Notes Payable".
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2024 and 2023
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of cybersecurity, information technology, electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets (the "Markets"). Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering ("MBSE"). These services, which largely focus on securing data and establishing related policies, are applicable to customers in the United States ("U.S.") government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company works with multiple business brokers and contacts within its business network to identify potential acquisitions.
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
•Global Technology and Management Resources, Inc. ("GTMR").
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisitions” for greater detail on the GTMR acquisition.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. These estimates include, but are not limited to, management’s estimate of provisions required for uncollectible accounts receivable, the acquired value of the intangible assets and goodwill, impaired value of intangible assets, self-insurance expense and accruals, liabilities to accrue, cost incurred in the satisfaction of performance obligations, fair value for consideration elements of business combinations, permanent and temporary differences related to income taxes, and determination of the fair value of stock awards. Actual results could differ from these estimates.
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
When determining the total transaction price, the Company identifies both fixed and variable consideration elements within the contract. The Company estimates variable consideration as the most likely amount to which the Company expects to be entitled, limited to the extent that it is probable that a significant reversal will not occur in a subsequent period.
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
Contract accounting requires judgment relative to assessing risks and estimating contract revenue, as well as costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims, or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known.
The Company accounts for contract costs in accordance with ASC Topic 340-40, Contracts with Customers. The Company recognizes the cost of sales of a contract as an expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company’s revenue by contract type for the six months ended June 30:

	2024	2023
Revenue:
Time and material	$12,691,564	$12,934,662
Firm fixed price	1,512,416	1,641,322
Cost plus fixed fee	8,653,461	7,836,831
Total	$22,857,441	$22,412,815
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
Reclassification Adjustment
The Company has reclassified certain amounts in the 2023 financial statements to comply with the 2024 presentation. These principally relate to classification of “Gain on Disposal of Fixed Assets” to “Other” on our consolidated statements of operations. The reclassifications had no impact on total net loss or net cash flows for the six months ended June 30, 2024 and 2023.

Note 3: Acquisition
Since January 1, 2023, the Company has completed the following acquisition to achieve its business purposes as discussed in Note 1.
GTMR
On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR (the "GTMR Acquisition"). The GTMR Acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company. The Company acquired GTMR to expand its capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.
The following represents the assets and liabilities acquired in this acquisition:

	March 31, 2023	Adjustments	March 22, 2024
Cash	$475,000	$—	$475,000
Accounts receivable and other receivables	1,380,203	(9,384)	1,370,819
Income tax receivable	155,449	(127,992)	27,457
Prepaid expenses	116,892	(30,856)	86,036
Other asset	17,182	—	17,182
Furniture and equipment	163,301	103,760	267,061
Right of use asset – operating lease	—	641,392	641,392
Customer relationships	2,426,000	—	2,426,000
Right of use asset - finance lease	—	17,456	17,456
Tradename	517,000	—	517,000
Backlog	1,774,000	—	1,774,000
Goodwill	1,822,466	279,571	2,102,037
Deferred tax liability	(1,244,368)	(242,093)	(1,486,461)
Lease liability – operating lease	(17,608)	(603,799)	(621,407)
Lease liability – finance lease	—	(12,549)	(12,549)
Accounts payable and accrued expenses	$(1,030,957)	$141,341	$(889,616)
Net assets acquired	$6,554,560	$156,847	$6,711,407
The consideration paid for GTMR was as follows:

Cash	$470,233
Due to Seller	350,000
Other consideration	17,791
Cash from factoring	411,975
Common stock	5,304,561
Accounts receivable note	156,847
Total consideration paid	$6,711,407
The GTMR Acquisition has been accounted for under the acquisition method of accounting. Under the acquisition method of accounting, the total acquisition consideration price was allocated to the assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair value measurements utilize estimates based on key assumptions of the GTMR Acquisition, and historical and current market data. The excess of the purchase price over the total of the estimated fair values assigned to tangible and identifiable intangible assets acquired and liabilities assumed is recognized as goodwill. To determine the fair values of tangible and intangible assets acquired and liabilities assumed for GTMR, we engaged a third-party independent valuation specialist. Intangible assets, which are primarily comprised of customer relationships and backlog, were valued using the excess earnings discounted cash flow method. On the date of the GTMR Acquisition, the Company simultaneously factored $411,975 of the accounts receivable from GTMR to finance the GTMR Acquisition.
The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price, issued an accounts receivable note (the “Accounts Receivable Note”), and held back $350,000, the details of which have been discussed in amounts Due to Seller in Note 10, "Due to Seller and Contingent Earnout." As of June 30, 2024, the remaining balance under this note is $50,000.
During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period for the GTMR Acquisition closed as of March 22, 2024.

During the measurement period, the Company recorded several adjustments to goodwill as a result of GTMR's adoption of ASC 842, tax adjustments, and an update to the fair value of acquired furniture and equipment. These measurement period adjustments were subsequently identified as a result of the completion of third party accounting evaluation.

The Company also recorded a measurement period adjustment to goodwill as a result of finalizing the transaction price. The Company entered into the Accounts Receivable Note due to the sellers four months after the closing date of the transaction, subject to the adjustment of any net working capital deficiencies. This amount was determined to be $156,847.
The following table shows unaudited pro-forma results for the six months ended June 30, 2023, as if the acquisition of GTMR had occurred on January 1, 2023. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the six months ended June 30, 2023
Revenues	$25,379,875
Net loss	$(6,293,003)
Net loss per share - basic	$(0.15)

Note 4: Fixed Assets
Fixed assets consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Equipment and software	$258,091	$258,091
Furniture	43,119	43,119
Automobile	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	538,097	538,097
Accumulated depreciation	(309,014)	(227,927)
Fixed assets, net	$229,083	$310,170
Depreciation expense for the three and six months ended June 30, 2024, was $39,826 and $81,087, and depreciation expense for the three and six months ended June 30, 2023, was $46,364 and $66,299, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of June 30, 2024 and December 31, 2023:

		June 30, 2024	December 31, 2023
Customer relationships	4.5– 15 years	$11,961,000	$11,961,000
Tradename	4.5 years	783,000	783,000
Trademark	10-15 years	533,863	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	684,000	684,000
		17,171,863	17,171,864
Accumulated amortization		(9,286,941)	(8,201,000)
Intangible assets, net		$7,884,922	$8,970,864
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and six months ended June 30, 2024 was $529,218 and $1,085,942, respectively, and amortization expense for the three and six months ended June 30, 2023 was $634,044 and $1,124,675, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of June 30 are as follows:

Remainder of the year ending December 31, 2024	$988,744
Year ending 2025	1,453,000
Year ending 2026	1,242,863
Year ending 2027	1,034,302
Year ending 2028	543,592
Year ending 2029 and thereafter	2,622,421
Total	$7,884,922

The activity of goodwill for the six months ended June 30, 2024, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2023	$1,958,741	$8,718,093	$40,073	$10,716,907
Goodwill acquired through acquisitions	—	—	—	—
June 30, 2024	$1,958,741	$8,718,093	$40,073	$10,716,907
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the six months ended June 30, 2024. The Company has not disposed of any entities, nor has the Company recognized impairment on goodwill for the periods presented.
Note 6: Convertible Promissory Note - Related Party
We had the following promissory note as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022, maturity date September 30, 2024)	—	3,209,617
Less: Beneficial conversion feature discount	—	(971,405)
	$—	$2,238,212
Interest expense which includes amortization of discount for the three and six months ended June 30, 2024, was $0 and $245,438, respectively, and interest expense which includes amortization of discount for the three and six months ended June 30, 2023 was $336,202 and $676,322, respectively. There was no accrued interest on the note payable as of June 30, 2024. The amount of the beneficial conversion feature ("BCF") discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount was being amortized over the life of the note.
On February 22, 2024, the Company entered into an agreement to amend the related party convertible promissory note with the Buckhout Charitable Remainder Trust, resulting in the elimination of the BCF discount feature, change in the interest rate, extension of the term, and change in the payoff schedule. As part of this amendment, a partial payment of $809,617 was made on the date of the agreement, resulting in an outstanding balance of $2,400,000 as of that date. The change in terms of the note were evaluated for characteristics of modification or extinguishment, and it was determined that under ASC 470, the debt amendment was considered to be an extinguishment, thus the amended note is considered a new note. As of February 22, 2024, the remaining unamortized carrying value of the BCF was $761,783, which was treated as a loss on debt extinguishment on the income statement. Concurrent with this amendment, we determined that the trustee of the Buckhout Charitable Remainder Trust (who resigned as an officer of the Company) is no longer a related party to the Company. See Note 7, "Notes Payable" for more information about the terms of the new note.

Note 7: Notes Payable
Our notes payable consists of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Note payable at 7% originally due November 2023, maturing September 30, 2024 (a)	$—	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	—	400,000
Note payable at 7.5% dated February 22, 2024, maturing August 31, 2026 (c)	6,000,000	-
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (d)	—	400,000
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (e)	—	840,000
Promissory note payable (f)	2,400,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (11.50% at June 30, 2024 and 6.25% at December 31, 2023) maturing August 11, 2024 (g)	252,678	981,764

Total Notes Payable	8,652,678	8,221,764
Less: Debt Discount	—	(146,989)
	$8,652,678	$8,074,775

(a)On August 12, 2021, the note payable was amended to extend the maturity date to September 30, 2024 (the "Eisiminger Note 1"). It was determined that under ASC 470, the debt amendment was considered a modification. The amount of the debt discount recorded related to the warrants granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480 and the entire balance was fully amortized as of December 31, 2023. On February 22, 2024, the Company entered into an agreement to amend the Eisiminger Note 1, resulting in a change to the interest rate and an extension of the maturity date. The amended note was evaluated for characteristics of debt modification or extinguishment and it was determined that under ASC 470, the debt amendment was considered an extinguishment. As a result of the amendment, the Eisiminger Note 1 was combined with Eisiminger Note 2 as defined and described in (b) below, resulting in a new note, (the "2024 Eisiminger Note"). See (c) below.

(b)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company (the "Eisiminger Note 2"). The shares were issued in April 2022. On February 22, 2024, the Company entered into an agreement to amend the Eisiminger Note 2 resulting in a change to the interest rate and an extension of the maturity date. The Eisiminger Note 2 was evaluated for characteristics of debt modification or extinguishment and it was determined that under ASC 470, the debt amendment was considered an extinguishment. Therefore, the remaining unamortized debt discount balance of $61,263 was recorded as a loss in the income statement. As a result of the amendment, the principal balances of the Eisiminger Note 2 was combined with the Eisminger Note 1 as described in (a) above, resulting in the 2024 Eisiminger Note. See (c) below.

(c)On February 22, 2024, as a result of amending the Eisiminger Note 1 and the Eisiminger Note 2, the Company entered into the 2024 Eisiminger Note, with a principal balance of $6,000,000, maturing on

August 31, 2026, and bearing interest at 7.5% per annum until February 1, 2025, after which the interest rate will increase to 8% per annum.

(d)On April 6, 2023, the Company entered into a promissory note with a principal balance of $400,000 bearing interest at 12% per annum (the "Eisiminger Note 3"). On February 22, 2024, the Company paid the outstanding principal and accrued interest owed on the Eisiminger Note 3.
(e)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which is related to the GTMR Acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance thereunder, the Company’s obligations under the Prior Crom Note are deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matures February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR Acquisition, as well as fund the aforementioned debt repayment. On January 25, 2024, the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom.
(f)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment is made in August 2026. The terms of the new note payable to the Buckhout Charitable Remainder Trust do not permit the principal amount to be converted into common stock. Refer to Note 6, "Convertible Promissory Notes - Related Party" for relevant information regarding the previous note with the Buckhout Charitable Remainder Trust.
(g)Refer to Note 16, "Subsequent Events" for information about early payoff of this note.
Interest expense which includes amortization of discount for the three and six months ended June 30, 2024 was $150,456 and $383,966, respectively, and $809,663 and $1,634,783 for the three and six months ended June 30, 2023, respectively. Accrued interest on the notes payable as of June 30, 2024 was $0.
Future principal payments are scheduled to be $652,678 (out of which $252,679 was paid in July 2024, refer to Note 16, "Subsequent Events" for additional information regarding the payoff) in 2024, $1,200,000 in 2025, with the remainder being paid off in 2026.
Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of June 30, 2024 (unaudited) and December 31, 2023, as follows:

	June 30, 2024 (unaudited)	December 31, 2023
Note payable at 5%, amended to ultimately mature in March 31, 2026	$400,000	$400,000
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
Interest expense for the three and six months ended June 30, 2024, was $4,973 and $9,945, respectively, and $4,984 and $9,912 for the three and six months ended June 30, 2023, respectively.
Note 9: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Banking Company ("Live Oak Bank" and the “Revolving Credit Facility”). The Revolving Credit Facility was to mature on March 28, 2029, and draws on it are charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. As of December 31, 2023, the Company had $625,025 outstanding on the Revolving Credit Facility.
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Bank that bears interest at prime plus 2% interest and matures on February 22, 2025 (the “New Live Oak Revolver"). The New Live Oak Revolver replaces the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make the partial payment on the convertible promissory note with the Buckhout Charitable Remainder Trust. See Note 6, "Convertible Promissory Notes - Related Party". As of June 30, 2024, the total amount outstanding on the New Live Oak Revolver was $1,529,818.
The Company incurred $68,541 in interest in the six months ended June 30, 2024, none of which is accrued as of June 30, 2024.
Note 10: Due to Seller and Contingent Earnout
As part of the GTMR Acquisition, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment had been postponed and the unpaid balance of $350,000 will accrue interest at an annual rate equal to the rate of interest announced publicly by Citibank N.A. in New York, plus 2% until it is paid in full in July of 2024. As of June 30, 2024, the remaining unpaid balance of $50,000, is recorded as Due to Seller in current liabilities on the Company's Consolidated Balance Sheets. Refer to Note 16, "Subsequent Events" for information of full repayment of this liability in July 2024.

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $240,000 is recorded as Due to Seller in current liabilities and $220,000 is reflected in non-current liabilities as of June 30, 2024. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets.

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
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of June 30, 2024 and December 31, 2023, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the six months ended June 30, 2024, the Company recognized $36,539 in Series A dividends, all of which have been paid as of June 30, 2024.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of June 30, 2024 and December 31, 2023, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of June 30, 2024 and December 31, 2023, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 481,250 shares of the Company's common stock.
For the six months ended June 30, 2024, the Company recognized $23,100 in Series C dividends, all of which have been paid as of June 30, 2024.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 53,029,915 and 47,672,427 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively.
During the six months ended June 30, 2024, 5,357,488 shares of common stock were issued, all in connection with the SPA.
During the six months ended June 30, 2024, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. The shares were not issued as of June 30, 2024. Once issued, any unvested restricted shares of common stock are forfeited upon termination of the Board members position on the Board of Directors prior to the end of 2024.

Warrants
The following table represents a summary of warrants for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Six Months Ended June 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	7,444,698	$1.68	5,678,836	$1.84

Warrants	8,437,501	0.25	1,765,862	1.17
Pre-funded Warrants	3,193,534	0.09	—	—
Total Granted	11,631,035	0.34	1,765,862	1.17

Warrants	—	—	—	—
Pre-funded Warrants	(113,521)	0.32	—	—
Total Exercised	(113,521)	0.32	—	—

Ending balance	18,962,212	$0.87	7,444,698	$1.68

Warrants exercisable	18,962,212		7,444,698
Intrinsic value of warrants	$202,872		$327,214
Weighted Average Remaining Contractual Life (Years)	4.52		4.70
The Pre-funded Warrants that the Company sold related to the Registered Offering were immediately exercisable and do not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share, of which 113,521 were exercised on February 6, 2024. See Note 16, "Subsequent Events" for additional information regarding exercise of the remaining Pre-funded warrants in July 2024.
The Regular Warrants related to the Registered Offering became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants expire on March 20, 2029, and have an exercise price of $0.35 per share.
The Warrants and the Pre-funded Warrants do not require a cash settlement for the warrants. Based on the terms of the agreements, both the warrants and the Pre-funded warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of the net proceeds from the offering to the ordinary shares and warrants and Pre-funded warrants based on relative fair value. The value allocated to the warrants and Pre-funded warrants was recorded in Additional Paid-In Capital in the consolidated balance sheets.
Options
The Company on November 9, 2021, approved the 2021 Stock Incentive Plan (the "Plan"), that authorized the Company to issue up to 2,500,000 shares of the Company's common stock in the form of restricted stock, stock options, and other stock awards as set forth in the Plan. On November 9, 2023 the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024. As of June, 30, 2024, 2,132,500 stock options have been granted under the Amended Plan. See Note 16, "Subsequent Events" for additional information regarding options granted to board members and officers in July 2024.
The following represents a summary of options for the six months ended June 30, 2024 and the year ended December 31, 2023:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2023	8,243,437	$2.41	4.98	$3.58
Granted	150,000	0.35	6.92	0.31
Exercised	—	—	—	—
Forfeited	(65,938)	1.72	—	—
Outstanding. March 31, 2024	8,327,499	$2.38	4.76	$3.55
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	0.35	—	—
Outstanding, June 30, 2024	8,177,499	$2.42	4.47	$3.61

As of June 30, 2024
Vested and exercisable	5,196,972	$2.44	4.28	$3.14

During the six months ended June 30, 2024, the Company recognized $1,127,760 of noncash stock based compensation related to the vesting of service-based stock options. No options were exercised during the six months ended June 30, 2024.
The fair value of each option and warrant is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Expected term	7 years	7 years
Expected volatility	120.97% – 166.14%	161.61% – 166.14%
Expected dividend yield	—	—
Risk-free interest rate	3.48% – 4.08%	3.48% - 3.89%

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
On April 4, 2022, the Company issued common stock, a convertible note, and warrants in a SPA with Crom (“2022 Crom SPA”). The Company had evaluated the conversion option liability in the convertible note and the warrants to determine proper accounting treatment and determined them to be derivative liabilities ("Derivative Liabilities").
On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom note; the warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, the 2023 Note Payable, and warrants in the 2023 SPA with Crom. The Company evaluated the conversion option in the 2023 Note Payable and these warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815 “Derivatives and Hedging.”

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
The Company determined that the significant inputs used to value the Derivative Liabilities fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at June 30, 2024
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$55,000	$55,000

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$157,600	$157,600
The Company’s derivative liabilities as of June 30, 2024 and December 31, 2023 associated with the Derivative Liabilities are as follows.

	June 30, 2024	December 31, 2023	Inception
Fair value of 656,250 warrants issued on April 4, 2022	$20,000	$66,000	$378,000
Fair value of conversion option of Crom convertible note	—	200	162,000
Fair value of 700,000 warrants issued on February 13, 2023	35,000	91,400	259,000
	$55,000	$157,600
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

June 30, 2024
Expected term - warrants	2.76 years - 3.60 years
Stock price as of measurement date	$0.19
Volatility (observed)	120.40% - 125.92%
Incremental discount	5.0%
Selected volatility – post haircut	93.7% - 98.4%
Risk-free interest rate	4.41% - 4.51%
Note 13: Concentrations
Concentration of Credit Risk. The Company’s customer base is concentrated with a relatively small number of customers. The Company does not generally require collateral or other security to support accounts receivable. To reduce credit risk, the Company performs ongoing credit evaluations on its customers’ financial condition. The Company establishes allowance for credit losses based upon factors surrounding the credit risk of customers, historical trends, and other information.
For the six months ended June 30, 2024, the Company had three customers representing 55% of revenue earned, and for the six months ended June 30, 2023, the Company had two customers representing 44% of revenue earned. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 48% and three customers that represent 54% of the total accounts receivable as of June 30, 2024, and December 31, 2023, respectively.
Note 14: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (7.00)% and (0.70)% for the three months ended June 30, 2024, and 2023, respectively. The increase in the effective tax for the three months ended June 30, 2024, was primarily due to the decrease in permanent adjustments offset by increased profitability during the year as the Company maintains a full valuation allowance against its' deferred tax assets. The effective income tax rate was (4.50)% and 16.40% for the six months ended June 30, 2024, and 2023, respectively. The decrease in the effective tax rate was primarily due to the partial release of the valuation allowance in 2023 due to the increase in deferred tax liabilities that related to the GTMR acquisition resulting in a $1.2 million net income tax benefit.

Note 15: Factoring of Accounts Receivable

On January 24, 2023, GTMR (acquired by the Company on March 22, 2023 and discussed in Note 3, "Acquisitions" entered into a factoring agreement (the “Factoring Agreement”) with Republic Capital Access LLC (“RCA”) wherein GTMR agreed to sell certain of its accounts receivable, up to a limit of $1,000,000 without recourse.

During the six-months ended June 30, 2023, total receivables sold under the Factoring Agreement was $1,335,813. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to RCA, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by RCA prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company received an initial payment of 90% or 85% on prime contracts or subcontracts, respectively. The remaining balance of the receivable is paid upon receipt of payment by RCA, less RCA factoring fees.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under this arrangement were $8,257 for the six months ended June 30, 2023.

The Company did not factor any receivables under the Factoring Agreement for the three- and six-months ended June 30, 2024. The Company terminated this agreement in February 2024.
Note 16: Subsequent Events
On July 1, 2024 the Company entered into a one-year employment agreement with Glen R. Ives (the "Ives Employment Agreement") to serve as President and Chief Executive Officer of the Company, at which time Mark Fuller resigned from those positions. Mr. Fuller will remain a member of the board of directors of the Company. Pursuant to the Ives Employment Agreement, Mr. Ives will be entitled to an annual base salary of $300,000, and will be eligible for a maximum annual cash incentive and discretionary bonus equal to up to 100% of his annual base salary. To be eligible to receive the annual cash incentive bonus amount, which is up to 50% of his annual base salary, the Company must achieve certain performance thresholds. The discretionary bonus, which is also equal to up to 50% of his base salary, is at the sole discretion of the Company's Compensation, Culture, and People Committee (the "Compensation Committee"). Additionally, Mr. Ives will be granted stock options under the Amended Plan to purchase 750,000 shares of the Company's restricted common stock at an exercise price of $0.212. The stock options vest ratably over the one-year employment period and expire on June 30, 2031. Upon a change of control, as defined in the Amended Plan, all unvested options issued to Mr. Ives shall become fully vested upon such change of control.

On July 1, 2024 the Company also entered into a nine-month employment agreement with Jay O. Wright (the "Wright Employment Agreement"), who serves as the Company's General Counsel and Executive Vice President-Strategy, pursuant to which Mr. Wright will be entitled to an annual base salary of $270,000, a monthly health insurance stipend of $4,000, and an annual discretionary bonus at the sole discretion of the Company's Compensation Committee.

If Messrs. Ives and Wright terminate their employment with the Company without good reason or their employment is terminated (i) as a result of their death, (ii) by the Company after a determination of a disability, or (iii) by the Company for cause, the Company will pay or provide Messrs. Ives and Wright (a) those benefits as required by law, (b) for any earned but unpaid base salary, (c) for the reimbursement of unreimbursed business expenses, and (d) for the payment of unpaid performance bonus for any fiscal year ended prior to the termination date. In addition, if Messrs. Ives’s or Wright's employment is terminated by the Company without cause or by him for good reason, then Messrs. Ives and Wright shall be entitled to receive the executives' base salary for a period equal to the earlier of (x) twelve (12) months following the termination date and (y) the date on which the employment period would have expired had the employment period not been terminated earlier by the Company without cause or by Messrs. Ives or Wright without good reason (the “Executives' Severance Payments”). In order to qualify for the Executives' Severance Payments the executive must execute and not revoke a mutual release agreement in a form reasonably acceptable to the Company. The Ives Employment Agreement and the Wright Employment Agreement each contain customary confidentiality restrictions, non-disparagement covenants, and non-solicitation covenants with respect to our employees, consultants, and customers and permit Mr. Ives and Mr. Wright to participate in those benefit plans generally available to all employees of the Company.
The term note payable with a balance of $252,678 as of June 30, 2024, at 3% maturing August 11, 2024, as discussed under Note 7, "Notes Payable", was repaid in full on July 8, 2024, to Live Oak Bank.
As of July 11, 2024, the remaining balance of $50,000 due to the seller of GTMR as discussed under Note 10, "Due to Seller and Contingent Earnout", was repaid in full.
As of July 2024, the remaining 3,080,013 Pre-funded Warrants discussed under Note 11, "Stockholders' Equity" issued in connection with the January 2024 Registered Offering were exercised for $3,080.01.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2023 filed with the Securities and Exchange Commission ("SEC") on March 21, 2024 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
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
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Banking Company ("Live Oak Bank") that bears interest at prime plus 2% interest which matures on February 22, 2025 (the “New Live Oak Revolver). The New Live Oak Revolver replaces the $950,000 revolving credit facility dated April 4, 2022 with Live Oak Bank with a maturity date of March 28, 2029. The Company rolled over approximately $625,000 of the principal balance outstanding on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make a partial payment of $809,617 on the Buckhout Remainder Charitable Trust convertible promissory note. See Note 6, "Convertible Promissory Notes - Related Party".
On November 9, 2023 the Board of Directors approved an amendment to the Company's 2021 Stock Incentive Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024.

Business Operations and Trends

Given the recent shifts in the U.S. Presidential and Congressional elections, we believe that the following trends and developments in the USG services industry and our markets may influence our future results of operations:

•budget deficits and the growing United States ("U.S.") national debt increasing pressure on the USG to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

•cost-cutting and efficiency initiatives, current and future budget restrictions, continued implementation of Congressionally mandated automatic spending cuts, and other efforts to reduce USG spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to craft a long-term agreement on the USG's ability to incur indebtedness in excess of its current limits, and generally in the current political environment, there is a risk that it will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the USG in the period before the end of the USG's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•government customers consolidation of smaller contract vehicles into larger contract vehicles could result in a lack of opportunity to re-compete for the existing business if the larger contract vehicle is not held by the Company;

•delays in the completion of USG’s budget processes for FY 2025, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

•changes in the relative mix of overall USG spending and areas of spending growth, with lower spending on homeland security, intelligence, defense-related programs as certain overseas operations end, and continued increased spending on cybersecurity, command, control, communications, computers, intelligence, surveillance, and reconnaissance, advanced analytics, technology integration, and healthcare, including as a result of the presidential and administration transition;

•consolidation of acquisition authority in areas directly related to the core business of the Company could limit limit access to new business and re-competing for existing business;

•increased inflationary pressure that could impact the cost of doing business and/or reduce customer buying power;

•risks related to a possible recession and volatility or instability of the global financial system, including bank failures and the resulting impact on counterparties and business conditions generally;

•legislative and regulatory changes, or shifts in regulatory priorities as a result of U.S. administration transitions, including limitations on the amount of allowable executive compensation permitted under flexibly priced contracts following implementation of interim rules adopted by federal agencies pursuant to the Bipartisan Budget Act of 2013, which substantially further reduce the amount of allowable executive compensation under these contracts and extend these limitations to a larger segment of our executives and our entire contract base;

•efforts by the USG to address organizational conflicts of interest and related issues and the impact of those efforts on us and our competitors;

•increased audit, review, and general scrutiny by USG agencies of government contractors' performance under USG contracts and compliance with the terms of those contracts and applicable laws;

•the inability of the government to make timely awards on contracts for which the Company has submitted proposals could affect the rate of revenue growth;

•USG agencies awarding contracts on a technically acceptable/lowest cost basis, which could have a negative impact on our ability to win certain contracts;

•increased competition from other government contractors and market entrants seeking to take advantage of certain of the trends identified above, and an industry trend towards consolidation, which may result in the emergence of companies that are better able to compete against us;

•impact of pre-requisite certifications such as cyber maturity model certification, capability maturity model integration and international organization for standards on certain contract opportunities;

•restrictions by the USG on the ability of federal agencies to use lead system integrators, in response to cost, schedule, and performance problems with large defense acquisition programs where contractors were performing the lead system integrator role; and

•increasingly complex requirements and enforcement and reporting landscapes of the Department of Defense including cybersecurity, managing federal health care cost growth, competition, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare.

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part II, Item 1A, of this Annual Report on Form 10-Q, and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 filed on March 21, 2024 have affected or could materially adversely affect our business, prospects, operating results, and financial condition.

Budgetary Environment

On March 8, 2024, the Senate cleared by a 75-22 vote an “omnibus” continuous spending resolution for the balance of the USG fiscal year 2024. This continuing resolution ("CR") for spending is the fourth in this fiscal year and enables work to continue on existing contracts. The overall impact on the business through the end of calendar year 2024 is unknown at this point.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended June 30, 2024 compared to the three months ended June 30, 2023;
•the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
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
•Indirect costs consist of expenses generally associated with bonuses and fringe benefits, including employee health and medical insurance, 401(k) matching contributions, and payroll taxes.
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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

	Three Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$11,522,388	$12,475,802	$(953,414)	(8)%
Cost of revenues	6,849,180	7,263,984	(414,804)	(6)%
Gross Profit	4,673,208	5,211,818	(538,610)	(10)%
Operating expenses:
Indirect costs	2,211,640	2,241,460	(29,820)	(1)%
Overhead	512,261	536,937	(24,676)	(5)%
General and administrative expenses	3,519,512	4,244,312	(724,800)	(17)%
Change in fair value of contingent earnout	—	83,000	(83,000)	NM
Total operating expenses	6,243,413	7,105,709	(862,296)	(12)%
Loss from operations:	(1,570,205)	(1,893,891)	323,686	(17)%

Other (expense), net	(155,999)	(217,835)	61,836	(28)%

Loss before income taxes and preferred stock dividends	(1,726,204)	(2,111,726)	385,522	(18)%

Income tax benefit (expense)	(120,531)	13,280	(133,811)	(1008)%
Preferred stock dividend	29,819	29,820	(1)	—%
Net loss	$(1,876,554)	$(2,128,266)	$251,712	(12)%

NM - Not Meaningful
Revenue
Total revenue was $11,522,388 for the three months ended June 30, 2024 as compared to total revenue of $12,475,802 for the three months ended June 30, 2023. The decrease of $(953,414) or (8)%, was driven primarily by lost positions on certain legacy contracts due to reduction in funding.
Cost of revenues
Total cost of revenues was $6,849,180 for the three months ended June 30, 2024 as compared to total cost of revenues of $7,263,984 for the three months ended June 30, 2023. The decrease of $(414,804), or (6)%, is in line with the change in revenue noted above and higher direct costs on lower margin projects.
Gross Profit
Total gross profit was $4,673,208 for the three months ended June 30, 2024 as compared to total gross profit of $5,211,818 for the three months ended June 30, 2023. The decrease of $(538,610), or (10)%, was driven primarily by the decrease in revenues due to lost positions on certain legacy contracts due to reduction in funding and managing labor costs on certain projects.

Operating expenses
Total operating expenses were $6,243,413 for the three months ended June 30, 2024 as compared to total operating expense of $7,105,709 for the three months ended June 30, 2023. The decrease of $862,296, or 12%, was primarily driven by lower salaries and lower audit and tax related fees in 2024 as compared to the same period in the prior year.
Other income (expense)
Total other income (expense) was $(155,999) for the three months ended June 30, 2024 as compared to total other (expense) of $(217,835) for the three months ended June 30, 2023. The decrease in (expense) of $61,836 or 28%, was primarily driven by the decrease in the amortization on debt discount on our notes payable, offset by change in expense due to the reduction in the fair value of derivative liability,
Income tax (expense) benefit

Income tax expense was $(120,531) for the three months ended June 30, 2024, as compared to a benefit $13,280 for the three months ended June 30, 2023. The increase in expense of $(133,811) or 1008% was primarily related to the decrease in permanent adjustments offset by increased profitability during the year as the Company maintains a full valuation allowance against its' deferred tax assets.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30,		Change
	2024	2023	Amount	%
Revenues	$22,857,441	$22,412,815	$444,626	2%
Cost of revenues	13,668,812	13,163,215	505,597	4%
Gross Profit	9,188,629	9,249,600	(60,971)	(1)%
Operating expenses:
Indirect costs	4,702,330	4,452,339	249,991	6%
Overhead	968,881	1,004,619	(35,738)	(4)%
General and administrative expenses	7,758,845	10,290,842	(2,531,997)	(25)%
Change in fair value of contingent earnout	—	65,000	(65,000)	NM
Total operating expenses	13,430,056	15,812,800	(2,382,744)	(15)%
Loss from operations:	(4,241,427)	(6,563,200)	2,321,773	(35)%

Other (expense), net	(1,462,639)	(1,097,563)	(365,076)	33%

Loss before income taxes and preferred stock dividends	(5,704,066)	(7,660,763)	1,956,697	(26)%

Income tax benefit (expense)	(254,390)	1,238,929	(1,493,319)	(121)%
Preferred stock dividend	59,639	60,139	(500)	(1)%
Net loss	$(6,018,095)	$(6,481,973)	$463,878	(7)%

NM - Not Meaningful
Revenue
Total revenue was $22,857,441 for the six months ended June 30, 2024 as compared to total revenue of $22,412,815 for the six months ended June 30, 2023. The increase of $444,626 or 2%, was driven primarily by organic contributions from the acquisition of GTMR (the "GTMR Acquisition").

Cost of revenues

Total cost of revenues was $13,668,812 for the six months ended June 30, 2024 as compared to total cost of revenues of $13,163,215 for the six months ended June 30, 2023. The increase of $505,597, or 4%, is in line with the minimal change in revenue noted above due to the acquisitions and higher costs of certain projects.

Gross Profit

Total gross profit was $9,188,629 for the six months ended June 30, 2024 as compared to total gross profit of $9,249,600 for the six months ended June 30, 2023. The decrease of $(60,971), or (1)%, was driven primarily by the higher margins of certain projects due to managing costs on certain projects and organic contributions from the acquisition of GTMR.

Operating expenses

Total operating expenses were $13,430,056 for the six months ended June 30, 2024 as compared to total operating expense of $15,812,800 for the six months ended June 30, 2023. The decrease of $(2,382,744), or (15)%, was primarily driven by the decrease in general and administrative expenses caused largely by noncash stock based compensation in 2023 paid to executives and expenses related to warrants issued to two officers in connection with the GTMR Acquisition.

Other expense

Total other expense was $(1,462,639) for the six months ended June 30, 2024 as compared to total other expense of $(1,097,563) for the six months ended June 30, 2023. The increase of $(365,076) or 33%, was primarily driven by an increase in loss on extinguishment of debt of $(822,847), offset by decreases in loss on induced debt conversion of $(300,000) from the prior year, gain from change in fair value of derivative liabilities, and interest expense net of income.

Income tax (expense) benefit

Income tax expense was $(254,390) for the six months ended June 30, 2024, as compared to a benefit of $1,238,929 for the six months ended June 30, 2023. The increase in expense of $(1,493,319) or (121)% was primarily driven by an increase in the effective tax rate due to the release of a valuation allowance due to the increase in deferred tax liabilities that related to the GTMR Acquisition in the first quarter of 2023.

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
•Priced Options - Priced contract options represent 100% of the potential revenue value of all scheduled future contract option periods or orders under existing contracts that may be exercised at our clients’ option and for which funding has not been appropriated or otherwise authorized.

Our backlog does not include contracts that have been awarded but are currently under protest and also does not include any task orders under Indefinite Delivery Indefinite Quantity contracts, except to the extent that task orders have been awarded to us under those contracts.
Contract Backlog

Funded	$13,822,036
Unfunded	19,916,784
Priced Options	52,638,471
Total Scheduled Backlog	$86,377,291
Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods and other unexercised or optional orders. Excluding unscheduled options orders, as of June 30, 2024, the Company had $86,377,291 of funded, unfunded and scheduled priced options. We expect to recognize approximately 45.0% of the remaining performance obligations over the next 12 months, and approximately 72.0% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $46,431,225, our grand total backlog is $132,808,516. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in the Budget Environment. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
•In February 2024, we paid the outstanding principal and accrued interest owed on a note payable to Crom Cortana Fund LLC ("Crom") in the amount of $847,000.

•In February 2024, we agreed with Emil Kaunitz to extend the maturity date of a $400,000 note payable from December 31, 2024, to August 1, 2025, after which we will make monthly principal payments of $50,000 per month for eight months.
•In February 2024, we entered into a new $4,000,000 revolving credit facility with Live Oak Bank which matures on February 22, 2025 (the “New Live Oak Revolver”). The New Live Oak Revolver replaces the $950,000 revolving credit facility noted above (“Old Live Oak Revolver”), and we rolled over the $625,025 outstanding principal balance outstanding on the Old Live Oak Revolver and drew an additional amount of $904,793. We also made payments of $1,209,617 to the holders of two notes payable noted below.
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
•In May 2024, the Company entered in to a program to self-insure some of our health risk up to a certain limit, with the use of a stop loss policy. In June 2024, we made an equity investment in a captive insurance company for $54,533. To mitigate risks, the Company created a reserve as of June 30, 2024, of $66,620 based on one month of claims data. Additionally, the Company has engaged with a third-party actuarial firm to assist in providing reports related to claims incurred but not reported. Losses will be accrued based on the Company's historical claims experience and reports provided by the actuaries.
•On July 8, 2024, we repaid the balance owed on the Old Live Oak Revolver of $252,678, that was due to mature on August 11, 2024. This payment retired the Old Live Oak Revolver.
As of June 30, 2024, we had $2,411,825 of cash on hand and unused borrowing capacity of $2,470,182 from our New Live Oak Revolver.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, "Convertible Promissory Notes - Related Party", Note 7, "Notes Payable", Note 8, "Note Payable - Related Party", Note 9, "Revolving Credit Facility", and Note 10, "Due to Seller and Contingent Earnout" in this Quarterly Report on Form 10-Q.
Shares of our common stock included in our public float as of August 8, 2024 was 30,949,980 which excludes 25,159,948 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

	Six Months Ended June 30, 2024		Change
	2024	2023	Amount	%
Net cash provided by (used in) operating activities	$772,346	$(1,865,051)	$2,637,397	-141%
Net cash used in investing activities	(54,534)	(427,734)	$373,200	-87%
Net cash provided by (used in) financing activities	(136,828)	641,566	$(778,394)	-121%
Change in cash	$580,984	$(1,651,219)	$2,232,203	-135%
NM - not meaningful
Operating activities
Net cash provided by operating activities was $772,346 for the six months ended June 30, 2024, compared to $(1,865,051) for the six months ended June 30, 2023. This increase in net cash provided by operating activities was primarily driven by a decrease in stock based compensation, collections of accounts receivable, and decrease in net loss, offset by an increase in accounts payable for the six months ended June 30, 2024.
Investing activities
Net cash used in investing activities was $(54,534) for the six months ended June 30, 2024, compared to $(427,734) for the six months ended June 30, 2023. The decrease in net cash used in investing activities was primarily due to the investment in a captive insurance company during the six months ended June 30, 2024, compared to investing activities related to the GTMR Acquisition for the six months ended June 30, 2023.
Financing activities
Net cash used in financing activities was $(136,828), for the six months ended June 30, 2024, compared to $641,566 provided by financing activities for the six months ended June 30, 2023. The increase in net cash used in financing activities was primarily due to payments on notes payable and payments to sellers from the GTMR Acquisition and the acquisition of Specialty Systems, Inc. ("SSI" and the "SSI Acquisition"), offset by the proceeds from the SPA and an additional draw on the line of credit.
Critical Accounting Policies and Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2023. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2023, with the exception of the following.
We currently self-insure for certain losses relating to employee health-care claims. We use captive insurance as a risk-reduction strategy to minimize catastrophic losses. We record a self-insurance liability using an estimate of claims incurred but not yet reported or paid, up to our stop-loss policy, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of June 30, 2024, our self-insurance reserve estimate is $66,620.
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
Interest rate and market risk
The Company maintains a revolving promissory note and a term loan note with Live Oak Bank, referred to as the “New Live Oak Revolver” and the “Live Oak Term Loan Note”, respectively. The New Live Oak Revolver is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2%). Additionally, the Live Oak Term Loan Note has a per annum interest rate equal to the Prime Rate, plus three percentage points (3%). The Company paid in full the Live Oak Term Loan Note in July 2024. Rising interest rates would increase our interest expense in the future; lower rates would reduce our interest expense. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate or the Secured Overnight Financing Rate.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have added the following risk factor to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023:
Risks Related to our Business, Industry and Operations

Our self-insurance program may expose us to significant and unexpected costs and losses.

To help control our overall long-term costs associated with employee health benefits, we began maintaining our employee medical insurance benefits on a self-insured basis effective June 1, 2024. To limit our exposure, we have third party stop-loss insurance coverage which sets a limit on our liability for both individual and aggregate claim costs. We record a liability for our estimated cost of claims incurred but unpaid as of each balance sheets date. Our estimated liability is based on assumptions we believe to be reasonable under the current circumstances and will be adjusted as warranted based on changing circumstances. It is possible, however, that our actual liabilities may exceed our estimates of losses. We may also experience an unexpectedly large number of claims that result in costs or liabilities in excess of our projections, which could cause us to record additional expenses. Our self-insurance reserves could prove to be inadequate, resulting in liabilities in excess of our available insurance and self-insurance. If a successful claim is made against us and is not covered by our insurance or exceeds our policy limits, our business may be negatively and materially impacted. These fluctuations could have a material adverse effect on our business, operating results, and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
The Company had no recent sales of unregistered securities.
(b)Use of Proceeds from the Public Offering.
On January 25, 2024 the Company entered into the SPA with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock. The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share.
Pursuant to the terms of the SPA, in a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offering”), the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the Offering, an additional Regular Warrant. The

Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock, for aggregate gross proceeds to the Company of approximately $2.7 million in the Registered Offering.
The Warrants will become exercisable upon receipt of shareholder approval, expire five years from such approval, and have an exercise price of $0.35 per share. The shares, the Pre-Funded Warrants, and the Pre-Funded Warrant Shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement dated January 25, 2024, related to the Registered Offering. The Offering closed on January 29, 2024.

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

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Amended Convertible Promissory Note Re-Issued as of February 1, 2021, by Corvus Consulting, LLC and Registrant to the Buckhout Charitable Remainder Trust	S-1	333-267249	4.2	September 2, 2022

4.3	Convertible Promissory Note Issued as of April 4, 2022 by Registrant to Crom Cortana Fund LLC	S-1	333-267249	4.3	September 2, 2022

4.4	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.5	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

4.6	Convertible Promissory Note dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC in the principal amount of $840,000	S-3	333-275840	4.2	December 1, 2023

10.1	Amended and Restated Promissory Note Issued on August 10, 2021 by Corvus Consulting, LLC and BioNovelus, Inc. to Robert Eisiminger	S-1	333-267249	10.1	September 2, 2022

10.2	Term Loan Promissory Note issued on August 11, 2021 by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC, and Live Oak Banking Company	S-1	333-267249	10.2	September 2, 2022

10.3	Term Loan and Security Agreement dated August 11, 2021, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.3	September 2, 2022

10.4	Promissory Note issued on August 12, 2021 by Specialty Systems, Inc. to Emil Kaunitz	S-1	333-267249	10.4	September 2, 2022

10.5	Promissory Note issued on February 28, 2022 by Corvus Consulting, LLC and Registrant to Robert Eisiminger	S-1	333-267249	10.5	September 2, 2022

10.6	Revolving Line of Credit Promissory Note Issued on March 28, 2022 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC to Live Oak Banking Company	S-1	333-267249	10.6	September 2, 2022

10.7	Loan and Security Agreement dated March 28, 2022, by and between Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Merrison Technologies, LLC and Live Oak Banking Company	S-1	333-267249	10.7	September 2, 2022

10.8	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.9+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.10+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.11+	Employment Agreement dated April 1, 2020, by and between Registrant and Mark Fuller	S-1	333-267249	10.11	September 2, 2022

10.12+	Employment Agreement dated April 1, 2020, by and between Registrant and Jay Wright	S-1	333-267249	10.12	September 2, 2022

10.13+	Employment Agreement dated April 1, 2020, by and between Registrant and Glen Ives	S-1	333-267249	10.13	September 2, 2022

10.14+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.15+	Employment Agreement dated as of November 21, 2019 between Corvus Consulting, LLC and Laurie Buckhout	10-Q	001-41526	10.23	November 14, 2022

10.16	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.17	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.18++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.19++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.20++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.21++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.22++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.23++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.24	Pay-Off Letter Agreement by and between Registrant and Crom Cortana Fund LLC dated February 13, 2023	8-K	001-41526	10.2	February 16, 2023

10.25+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.26+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.27	Loan and Security Agreement issued on February 22, 2024 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Global Technology and Management Resources, Inc., and Live Oak Banking Company	8-K	001-41526	10.2	February 22, 2024

10.28	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Emil Kaunitz	8-K	001-41526	10.3	February 22, 2024

10.29	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Robert Eisiminger	8-K	001-41526	10.4	February 22, 2024

10.30	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.5	February 22, 2024

10.31	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 b and between Registrant, Live Oak Banking Company, Emil Kaunitz, and William Cabey	8-K	001-41526	10.6	February 22, 2024

10.32	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.33	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.8	February 22, 2024

10.34	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 9, 2024	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)