Form 10-Q
period 2024-09-30
Castellum, Inc.
filed 2024-11-13
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2024
Common Stock, par value $0.0001 per share	56,109,928

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2024

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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets

Current Assets:
Cash	$2,742,961	$1,830,841
Accounts receivable, net	5,611,060	6,883,566
Contract asset	5,783	160,649
Due from buyer	205,897	—
Income tax receivable	238,817	—
Prepaid income taxes	—	216,909
Prepaid expenses and other current assets	525,347	404,228
Total current assets	9,329,865	9,496,193

Fixed assets, net	193,546	310,170

Non-Current Assets:
Due from buyer, net of current portion	191,470	—
Right of use asset - operating lease	1,147,883	613,143
Investment in captive insurance entity	52,110	—
Intangible assets, net	7,252,948	8,970,864
Goodwill	10,676,834	10,716,907
Total non-current assets	19,514,791	20,611,084

Total Assets	$28,844,656	$30,107,277

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$1,004,207	$784,965
Accrued payroll and payroll related expenses	3,598,833	2,925,312
Due to seller	240,000	350,000
Obligation to issue common and preferred stock	402,708	255,940
Contingent earnout	—	380,000

Derivative liabilities	40,000	157,600
Revolving credit facility	1,514,818	625,025
Notes payable, related party	100,000	—
Current portion of convertible promissory notes - related parties, net of discount	—	238,212
Current portion of notes payable, net of discount	1,200,000	2,074,775
Current portion of lease liability - operating lease	301,136	185,263
Total current liabilities	8,401,702	7,977,092

Non-Current Liabilities
Deferred tax liability	—	6,292
Lease liability - operating lease, net of current portion	857,890	435,204
Due to Seller, net of current portion	160,000	—
Contingent earnout, net of current portion	—	340,000
Convertible promissory notes - related parties, net of discount, net of current portion	—	2,000,000
Notes payable, net of current portion	7,100,000	6,000,000
Notes payable, related party, net of current portion	300,000	400,000
Total non-current liabilities	8,417,890	9,181,496

Total Liabilities	$16,819,592	$17,158,588

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	77	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 56,109,928 and 47,672,427 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,611	4,767
Additional paid in capital	63,329,698	56,926,157
Accumulated deficit	(51,310,910)	(43,982,900)
Total stockholders' equity	12,025,064	12,948,689

Total Liabilities and Stockholders' Equity	$28,844,656	$30,107,277
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$11,608,691	$11,741,164	$34,466,131	$34,153,979

Cost of Revenues	6,650,035	6,903,689	20,318,846	20,066,904

Gross Profit	4,958,656	4,837,475	14,147,285	14,087,075

Operating Expenses
Indirect costs	2,449,974	2,258,082	7,152,304	6,710,421
Overhead	495,482	493,706	1,464,363	1,498,325
General and administrative	3,396,297	3,739,975	11,155,142	14,030,818
Goodwill impairment loss	—	6,919,094	—	6,919,094
Gain from change in fair value of contingent earnout	—	—	—	65,000
Total operating expenses	6,341,753	13,410,857	19,771,809	29,223,658

Loss From Operations Before Other Income (Expense)	(1,383,097)	(8,573,382)	(5,624,524)	(15,136,583)

Other Income (Expense)
Loss on induced conversion	—	—	—	(300,000)
Loss on extinguishment of debt	—	—	(822,847)	—
Gain from change in fair value of derivative liability	15,000	241,700	117,400	1,086,325
Gain from sale of subsidiary	39,234	—	39,234	—
Other income, net	—	85,230	—	84,157
Interest expense, net of interest income	(208,709)	(843,148)	(950,905)	(2,484,263)
Total other income (expense)	(154,475)	(516,218)	(1,617,118)	(1,613,781)

Loss From Operations Before Benefit For Income Taxes	(1,537,572)	(9,089,600)	(7,241,642)	(16,750,364)

Income tax benefit (expense)	257,480	(102,584)	3,090	1,136,345

Net Loss	(1,280,092)	(9,192,184)	(7,238,552)	(15,614,019)
Less: preferred stock dividends	29,819	28,719	89,458	88,858
Net Loss To Common Shareholders	$(1,309,911)	$(9,220,903)	$(7,328,010)	$(15,702,877)

Net Loss Per Share - Basic And Diluted	$(0.02)	$(0.19)	$(0.13)	$(0.34)

Weighted Average Shares Outstanding - Basic And Diluted	57,190,645	48,527,472	54,845,606	46,673,959

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,436,299	—	2,436,299
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	125,504	12	149,987	—	149,999
Shares issued to acquire GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Shares issued in induced conversion of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount - derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount - debt issuance costs		—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,353,710)	(4,353,710)

Balance - March 31, 2023	5,875,000	588	—	—	770,000	77	47,247,687	4,725	53,333,138	(30,448,280)	22,890,248

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,163	—	1,089,163
Stock-based compensation - restricted stock and shares issued for services	—	—	—	—	—	—	63,025	6	74,994	—	75,000
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000

Net loss for the period	—	—	—	—	—	—	—	—	—	(2,128,266)	(2,128,266)

Balance - June 30, 2023	5,875,000	588	—	—	770,000	77	47,373,712	4,737	54,623,289	(32,576,546)	22,052,145

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,089,163	—	1,089,163
Stock-based compensation - shares issued to advisory board	—	—	—	—	—	—	48,000	5	17,275	—	17,280
Stock-based compensation - restricted shares	—	—	—	—	—	—	132,690	13	100,066	—	100,079
Shares issued to Crom Cortana in Crom Transaction	—	—	—	—	—	—	25,000	3	10,997	—	11,000
Balance sheet reclassification adjustment (Note 2)	—	—	—	—	—	—	—	—	(304,500)	30,000	(274,500)
Net loss for the period	—	—	—	—	—	—	—	—	—	(9,220,903)	(9,220,903)

Balance - September 30, 2023	5,875,000	$588	—	$—	770,000	$77	47,579,402	$4,758	$55,536,290	$(41,767,449)	$13,774,264

Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	588	—	—	770,000	77	53,029,914	5,303	60,946,590	(48,124,445)	12,828,113

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,127,762	—	1,127,762
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,876,554)	(1,876,554)

Balance - June 30 2024	5,875,000	588	—	—	770,000	77	53,029,914	5,303	62,074,352	(50,000,999)	12,079,321

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,252,574	—	1,252,574
Shares issued to institutional investor	—	—	—	—	—	—	3,080,014	308	2,772	—	3,080
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,309,911)	(1,309,911)

Balance - September 30, 2024	5,875,000	$588	—	$—	770,000	$77	56,109,928	$5,611	$63,329,698	$(51,310,910)	$12,025,064
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	2024	2023
Cash Flow From Operating Activities
Net loss	$(7,238,552)	$(15,614,019)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,723,553	1,865,839
Amortization of discounts, premium and deferred costs	1,118,194	1,746,019
Stock-based compensation	4,184,930	6,112,184
Deferred tax provision	(6,290)	(1,486,460)
Goodwill impairment loss	—	6,919,094
Lease cost	214,672	128,403
Gain on sale of subsidiary	(39,234)	—
Gain from timing difference on issuance of shares	—	(85,231)
Change in fair value of contingent earnout	—	65,000
Change in fair value of derivative liability	(117,400)	(1,086,325)
Gain on lease termination	(9,225)	—
Changes in assets and liabilities, net of acquisition
Accounts receivable	932,912	(2,118,021)
Proceeds from factoring accounts receivable	—	850,141
Prepaid expenses and other current assets	(134,336)	335,262
Contract asset (liability)	154,865	(318,509)
Accounts payable and accrued expenses	932,076	(354,502)
Lease liability	(201,628)	(94,295)
Net cash provided by (used in) operating activities	1,514,537	(3,135,420)

Cash Flows From Investing Activities
Acquisition of business, cash paid to seller	—	(485,739)
Sale of subsidiary, cash received from buyer	109,523	—
Cash paid to seller from factoring	—	(411,975)
Cash received in acquisition of GTMR	—	475,000
Purchases of fixed assets	(3,317)	(20,526)
Investment in captive insurance entity	(54,534)	—
Net cash provided by (used in) in investing activities	51,672	(443,240)

Cash Flows From Financing Activities
Proceeds from revolving credit line	889,793	325,000
Payment of debt issuance costs	(19,266)	(15,000)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	2,366,223	126,000
Proceeds from notes payable	—	1,200,000

Preferred stock dividend	(89,458)	(88,858)
Repayment of amounts due to seller	(670,000)	(280,000)
Loss on induced conversion		300,000
Repayment of convertible note payable - related party	(809,617)	—
Repayment of note payable	(2,321,764)	(1,293,401)
Net cash provided by (used in) financing activities	(654,089)	273,741

Net increase (decrease ) in cash	912,120	(3,304,919)

Cash - Beginning of Period	1,830,841	4,640,896

Cash - End of Period	$2,742,961	$1,335,977

Supplemental Disclosures
Cash paid for interest expense	$607,133	$749,465
Cash refunded (paid) from income taxes	$25,813	$(4,751)

Summary of Non-Cash Activities:

Debt discount on note payable applied to obligation to issue common stock	$—	$28,000
Derivative liability incurred for note payable	$—	$421,000
Extinguishment of debt discount - derivative liability	$—	$171,128
Extinguishment of debt discount - debt issuance costs	$—	$8,034
Extinguishment of derivative liability on Crom note	$—	$33,375
Gain on lease termination	$9,225	$—
Derecognition of lease liability	$396,388	$—
Derecognition of right of use asset	$387,164	$—
For the non-cash activities related to the Company's debt transactions see Note 6, "Convertible Promissory Notes - Related Party" and Note 7, "Notes Payable".
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2024 and 2023
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
•Global Technology and Management Resources, Inc. ("GTMR").
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Acquisition and Disposition” for greater detail on the GTMR acquisition and the disposition of MFSI.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers ("ASC 606").
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
For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”) approved provisional burdens plus a fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. FFP contracts require the use of an input method based on estimated costs to complete. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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
The Company accounts for contract costs in accordance with ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. The Company recognizes the cost of sales of a contract as an expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company's revenue by contract type for the three months ended September 30:

	2024	2023
Revenue:
Time and material	$6,254,135	$6,546,903
Firm fixed price	810,812	811,404
Cost plus fixed fee	4,543,744	4,382,857
Total	$11,608,691	$11,741,164
The following table disaggregates the Company’s revenue by contract type for the nine months ended September 30:

	2024	2023
Revenue:
Time and material	$18,945,698	$19,481,565
Firm fixed price	2,323,228	2,452,726
Cost plus fixed fee	13,197,205	12,219,688
Total	$34,466,131	$34,153,979
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

We are subject to income taxes in the Federal and state tax jurisdictions based upon our business operations in those jurisdictions. Significant judgment is required in evaluating uncertain tax positions. We record uncertain tax positions in accordance with ASC 740-10, Income Taxes - Overall, on the basis of a two-step process whereby (1) we determine whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position and (2) with respect to those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is greater than 50% likely to be realized up on ultimate settlement with the related tax authority. Management evaluates its tax positions on a quarterly basis.

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
Note 3: Acquisition and Disposition
Since January 1, 2023, the Company has completed the following acquisition and disposition to achieve its business purposes as discussed in Note 1.
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
The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price, issued an accounts receivable note (the “Accounts Receivable Note”), and held back $350,000, the details of which have been discussed in amounts Due to Seller in Note 10, "Due to Seller and Contingent Earnout." As of September 30, 2024, the remaining balance under this note is $0.

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

During the measurement period, the Company recorded several adjustments to goodwill as a result of GTMR's adoption of ASC 842, Leases, tax adjustments, and an update to the fair value of acquired furniture and equipment. These measurement period adjustments were subsequently identified as a result of the completion of third party accounting evaluation.

The Company also recorded a measurement period adjustment to goodwill as a result of finalizing the transaction price. The Company entered into the Accounts Receivable Note due to the sellers four months after the closing date of the transaction, subject to the adjustment of any net working capital deficiencies. This amount was determined to be $156,847.
The following table shows unaudited pro-forma results for the nine months ended September 30, 2023, as if the acquisition of GTMR had occurred on January 1, 2023. These unaudited pro forma results of operations are based on the historical financial statements of each of the companies.

For the nine months ended September 30, 2023
Revenues	$36,521,201
Net loss	$(15,523,013)
Net loss per share - basic	$(0.32)
MFSI
On September 11, 2024, the Company entered into a stock purchase agreement with Lead-Risk Millenia, LLC (the "Buyer") for the sale of one of its subsidiaries, MFSI (the "MFSI Divestiture"). The stock purchase agreement, approved by the Board of Directors on September 13, 2024, was for the purchase and sale of 100% of the issued and outstanding stock of MFSI, which became effective on September 16, 2024. The stock purchase agreement requires an initial cash payment of $15,000. Additionally, the Company will receive future consideration equal to 6% of all revenue generated by MFSI until September 30, 2029, or until total payments reach $705,000, whichever comes first. As part of the MFSI Divestiture, the Company retained all of MFSI's cash deposits and accounts receivable in excess of $150,000.
Management estimated the present value of future consideration to be received, recognizing short and long term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $296,009 ("Anticipated Receivable"). The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets.
After considering qualitative and quantitative aspects of MFSI and its sale relative to the Guidance of ASC 205-20, Presentation of Financial Statements - Discontinued Operations, Management concluded MFSI should not be reported or disclosed as a discontinued operation. Further, because MFSI represented less than 5% of the total revenue for the Company, and as such was immaterial to the Company's financial statements and pro forma financial statements are not required.

Note 4: Fixed Assets
Fixed assets consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Equipment and software	$261,408	$258,091
Furniture	43,119	43,119
Automobile	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	541,414	538,097
Accumulated depreciation	(347,868)	(227,927)
Fixed assets, net	$193,546	$310,170
Depreciation expense for the three and nine months ended September 30, 2024, was $38,855 and $119,942, and depreciation expense for the three and nine months ended September 30, 2023, was $40,822 and $107,121, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2024 and December 31, 2023:

		September 30, 2024	December 31, 2023
Customer relationships	4.5– 15 years	$11,613,000	$11,961,000
Tradename	4.5 years	783,000	783,000
Trademark	10-15 years	533,863	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	684,000
		16,819,863	17,171,864
Accumulated amortization		(9,566,915)	(8,201,000)
Intangible assets, net		$7,252,948	$8,970,864
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and nine months ended September 30, 2024 was $517,669 and $1,603,611, respectively, and amortization expense for the three and nine months ended September 30, 2023 was $634,043 and $1,758,718, respectively. Upon the MFSI Divestiture as disclosed in Note 3, “Acquisition and Disposition” the intangible assets of MFSI were removed. The intangible assets are being amortized based on the estimated future lives as noted above.

Future amortization of the intangible assets for the next five years as of September 30 are as follows:

Remainder of the year ending December 31, 2024	$221,501
Year ending 2025	1,422,149
Year ending 2026	1,218,182
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029 and thereafter	2,847,774
Total	$7,252,948
The activity of goodwill for the nine months ended September 30, 2024, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2023	$1,958,741	$8,718,093	$40,073	$10,716,907
Goodwill removed through dispositions	—	—	(40,073)	(40,073)
September 30, 2024	$1,958,741	$8,718,093	$—	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the nine months ended September 30, 2024. Upon the MFSI Divestiture as disclosed in Note 3, “Acquisition and Disposition”, goodwill associated with MFSI was removed.
Note 6: Convertible Promissory Note - Related Party
We had the following promissory note as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Convertible note payable with a trust related to one of the Company’s directors, convertible at $0.26 per share, at 5% interest (amended April 4, 2022, maturity date September 30, 2024)	—	3,209,617
Less: Beneficial conversion feature discount	—	(971,405)
	$—	$2,238,212
Interest expense which includes amortization of discount for the three and nine months ended September 30, 2024, was $0 and $245,438, respectively, and interest expense which includes amortization of discount for the three and nine months ended September 30, 2023 was $354,230 and $1,030,552, respectively. There was no accrued interest on the note payable as of September 30, 2024. The amount of the beneficial conversion feature ("BCF") discount recorded was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470, Debt ("ASC 470") and ASC 480, Distinguishing Liabilities from Equity ("ASC 480"). The Company recognized this as additional paid in capital, and the discount was being amortized over the life of the note.
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

Note 7: Notes Payable
Our notes payable consists of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Note payable at 7% originally due November 2023, maturing September 30, 2024 (a)	$—	$5,600,000
Note payable at 10% interest dated February 28, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	—	400,000
Note payable at 7.5% dated February 22, 2024, maturing August 31, 2026 (c)	6,000,000	-
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (d)	—	400,000
Convertible note payable, convertible at $1.60 per share, at 7%, maturing April 4, 2023 (e)	—	840,000
Promissory note payable (f)	2,300,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (11.50% at September 30, 2024 and 6.25% at December 31, 2023) maturing August 11, 2024 (g)	—	981,764

Total Notes Payable	8,300,000	8,221,764
Less: Debt Discount	—	(146,989)
	$8,300,000	$8,074,775

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
(e)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which was related to the GTMR Acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4, 2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance thereunder, the Company’s obligations under the Prior Crom Note was deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into the Securities Purchase Agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matured February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR Acquisition, as well as fund the aforementioned debt repayment. On January 25, 2024, the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom.
(f)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment is made in August 2026. The terms of the Buckhout February 2024 Note do not permit the principal amount to be converted into common stock. Refer to Note 6, "Convertible Promissory Notes - Related Party" for relevant information regarding the previous note with the Buckhout Charitable Remainder Trust.
(g)Refer to Note 16, "Subsequent Events" for information about early payoff of this note.
Interest expense which includes amortization of discount for the three and nine months ended September 30, 2024 was $181,474 and $565,440, respectively, and $486,079 and $1,444,540 for the three and nine months ended September 30, 2023, respectively. Accrued interest on the notes payable as of September 30, 2024 was $0.
Future principal payments are scheduled to be $652,678 (out of which $252,679 was paid in July 2024, refer to Note 16, "Subsequent Events" for additional information regarding the payoff) in 2024, $1,200,000 in 2025, with the remainder being paid off in 2026.

Note 8: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of September 30, 2024 (unaudited) and December 31, 2023, as follows:

	September 30, 2024 (unaudited)	December 31, 2023
Note payable at 5%, amended to ultimately mature in March 31, 2026	$400,000	$400,000
On February 16, 2024, the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 and (ii) require subsequent monthly principal payments of $50,000 for eight months commencing on the maturity date, with the final payment by March 31, 2026. All other terms of the note payable remain unchanged. As a result, $100,000 is reflected in current liabilities and the remaining balance is reflected in non-current liabilities.
Interest expense for the three and nine months ended September 30, 2024, was $5,027 and $14,973, respectively, and $5,092 and $15,004 for the three and nine months ended September 30, 2023, respectively.
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
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Bank that bears interest at prime plus 2% interest and matures on February 22, 2025 (the “New Live Oak Revolver"). The New Live Oak Revolver replaces the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make the partial payment on the convertible promissory note with the Buckhout Charitable Remainder Trust. See Note 6, "Convertible Promissory Notes - Related Party". As of September 30, 2024, the total amount outstanding on the New Live Oak Revolver was $1,529,818.
Effective August 15, 2024, the Company modified the terms of the New Live Oak Revolver with Live Oak Bank. Under the terms of the modified agreement, the Company is required to (i) establish a collateral account with a balance of not less than $250,000 until such time as the senior debt service covenant is replaced by a total debt service covenant of 1.15:1.00 at which time funds shall be released at lender's sole discretion, (ii) modified the frequency of the reporting of the borrowing base certificate from once a month to twice a month, and (iii) reduced the borrowing capacity from $4,000,000 to $2,000,000.
The Company incurred $109,512 in interest in the nine months ended September 30, 2024, none of which is accrued as of September 30, 2024.
Note 10: Due to Seller and Contingent Earnout
As part of the GTMR Acquisition, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment had been postponed and the unpaid balance of $350,000 accrued interest at an annual rate equal to the rate of interest announced publicly by Citibank N.A. in New York, plus 2% until it was paid in full in July of 2024.

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $240,000 is recorded as Due to Seller in current liabilities and $160,000 is reflected in non-current liabilities as of September 30, 2024. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets.

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
In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants are exercisable for five years.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of September 30, 2024 and December 31, 2023, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the nine months ended September 30, 2024, the Company recognized $54,808 in Series A dividends, all of which have been paid as of September 30, 2024.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of September 30, 2024 and December 31, 2023, the Company has 0 shares of Series B Preferred Stock issued and outstanding.

Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of September 30, 2024 and December 31, 2023, the Company has 770,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 481,250 shares of the Company's common stock.
For the nine months ended September 30, 2024, the Company recognized $34,650 in Series C dividends, all of which have been paid as of September 30, 2024.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 56,109,928 and 47,672,427 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively.
During the nine months ended September 30, 2024, 8,437,501 shares of common stock were issued, all in connection with the SPA. 3,193,534 of these related to the Pre-funded Warrants.
During the nine months ended September 30, 2024, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. The shares were not issued as of June 30, 2024. Once issued, any unvested restricted shares of common stock are forfeited upon termination of the Board members position on the Board of Directors prior to the end of 2024.

Warrants
The following table represents a summary of warrants for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Nine Months Ended September 30, 2024		Year Ended December 31, 2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	7,444,698	$1.68	5,678,836	$1.84

Warrants	8,437,501	0.25	1,765,862	1.17
Pre-funded Warrants	3,193,534	0.09	—	—
Total Granted	11,631,035	0.34	1,765,862	1.17

Warrants	—	—	—	—
Pre-funded Warrants	(3,193,534)	0.32	—	—
Total Exercised	(3,193,534)	0.32	—	—

Ending balance	15,882,199	$0.97	7,444,698	$1.68

Warrants exercisable	15,882,199		7,444,698
Intrinsic value of warrants	$185,421		$327,214
Weighted Average Remaining Contractual Life (Years)	4.23		4.70
The Pre-funded Warrants that the Company sold related to the Registered Offering were immediately exercisable and do not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share. As of September 30, 2024, all Pre-funded Warrants have been exercised.
The Regular Warrants related to the Registered Offering became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants expire on March 20, 2029, and have an exercise price of $0.35 per share.
The Regular Warrants and the Pre-funded Warrants do not require a cash settlement for the warrants. Based on the terms of the agreements, both the Regular Warrants and the Pre-funded warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of the net proceeds from the offering to the ordinary shares and Regular Warrants and Pre-funded warrants based on relative fair value. The value allocated to the Regular Warrants and Pre-funded warrants was recorded in Additional Paid-In Capital in the Consolidated Balance Sheets.
Options
The Company on November 9, 2021, approved the 2021 Stock Incentive Plan (the "Plan"), that authorized the Company to issue up to 2,500,000 shares of the Company's common stock in the form of restricted stock, stock options, and other stock awards as set forth in the Plan. On November 9, 2023 the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024. As of September, 30, 2024, 4,032,500 stock options have been granted under the Amended Plan.
The following represents a summary of options for the Amended Plan and additional options granted outside of the Amended Plan, for the nine months ended September 30, 2024 and the year ended December 31, 2023:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding, December 31, 2023	8,243,437	$2.41	4.98	$3.58
Granted	150,000	0.35	6.92	0.31
Exercised	—	—	—	—
Forfeited	(65,938)	1.72	—	—
Outstanding. March 31, 2024	8,327,499	2.38	4.76	3.55
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(150,000)	0.35	—	—
Outstanding, June 30, 2024	8,177,499	2.42	4.47	3.61
Granted	1,900,000	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, September 30, 2024	10,077,499	$2.00	4.09	$2.95

As of September 30, 2024
Vested and exercisable	6,003,993	$2.30	4.05	$2.91

During the nine months ended September 30, 2024, the Company recognized $4,184,930 of noncash stock based compensation related to the vesting of service-based stock options. No options were exercised during the nine months ended September 30, 2024.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Expected term	7 years	7 years
Expected volatility	123.05% – 124.33%	161.61% – 166.14%
Expected dividend yield	—	—
Risk-free interest rate	3.89% – 4.45%	3.48% - 3.89%

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
On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom note; the warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, the 2023 Note Payable, and warrants in the 2023 SPA with Crom. The Company evaluated the conversion option in the 2023 Note Payable and these warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815, Derivatives and Hedging.

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

In connection with the MFSI Divestiture, as discussed in Note 3, "Acquisition and Disposition". Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$-	$-	$296,009	$296,009

Derivative Liabilities	$—	$—	$40,000	$40,000

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$-	$-	$157,600	$157,600
The Company’s derivative liabilities as of September 30, 2024 and December 31, 2023 associated with the Derivative Liabilities are as follows.

	September 30, 2024	December 31, 2023	Inception
Fair value of 656,250 warrants issued on April 4, 2022	$15,000	$66,000	$378,000
Fair value of conversion option of Crom convertible note	—	200	162,000
Fair value of 700,000 warrants issued on February 13, 2023	25,000	91,400	259,000
	$40,000	$157,600
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each Derivative Instrument is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

September 30, 2024
Expected term - warrants	2.51 years - 3.40 years
Stock price as of measurement date	$0.17
Volatility (observed)	115.40% - 117.20%
Incremental discount	5.0%
Selected volatility – post haircut	89.8% - 98.5%
Risk-free interest rate	3.55% - 3.59%
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
For the nine months ended September 30, 2024, the Company had three customers representing 52% of revenue earned, and for the nine months ended September 30, 2023, the Company had three customers representing 52%

of revenue earned. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 41% and three customers that represent 54% of the total accounts receivable as of September 30, 2024, and December 31, 2023, respectively.
Note 14: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was 16.70% and (1.10)% for the three months ended September 30, 2024, and 2023, respectively. The increase in the effective tax for the three months ended September 30, 2024, was primarily due to the decrease in permanent adjustments and decrease in profitability during the year as the Company maintains a full valuation allowance against it's deferred tax assets. The effective income tax rate was —% and 6.80% for the nine months ended September 30, 2024, and 2023, respectively. The decrease in the effective tax rate was primarily due to the partial release of the valuation allowance in 2023 due to the increase in deferred tax liabilities that related to the GTMR acquisition resulting in a $1.2 million net income tax benefit.

Note 15: Factoring of Accounts Receivable

On January 24, 2023, GTMR (acquired by the Company on March 22, 2023 and discussed in Note 3, "Acquisition and Disposition" entered into a factoring agreement (the “Factoring Agreement”) with Republic Capital Access LLC (“RCA”) wherein GTMR agreed to sell certain of its accounts receivable, up to a limit of $1,000,000 without recourse.

During the nine-months ended September 30, 2023, total receivables sold under the Factoring Agreement was $1,757,281. Without recourse indicates that the Company assigns and transfers its rights, title, and interest in and to the accounts receivable to RCA, meaning that the Company will not be liable to repay all or any portion of the advance amount if any portion of the accounts receivable is not paid by the Company’s customer(s). Information on accounts receivable identified for factoring are provided and verified by RCA prior to being accepted for factoring. Pursuant to the Factoring Agreement, the Company received an initial payment of 90% or 85% on prime contracts or subcontracts, respectively. The remaining balance of the receivable is paid upon receipt of payment by RCA, less RCA factoring fees.

The Company pays factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Factoring fees paid under this arrangement were $11,716 for the nine months ended September 30, 2023.

The Company did not factor any receivables under the Factoring Agreement for the three- and nine-months ended September 30, 2024. The Company terminated this agreement in February 2024.
Note 16: Subsequent Events
In connection with the MFSI Divestiture, on November 8, 2024, Live Oak Bank released MFSI from its obligations under the New Live Oak Revolver and related agreements, including as collateral under the security agreement.

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
Recent Developments
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Banking Company ("Live Oak Bank") that bears interest at prime plus 2% interest which matures on February 22, 2025 (the “New Live Oak Revolver). The New Live Oak Revolver replaces the $950,000 revolving credit facility dated April 4, 2022 with Live Oak Bank with a maturity date of March 28, 2029 (the "Prior Revolving Credit Facility"). The Company rolled over approximately $625,000 of the principal balance outstanding on the Prior Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make a partial payment of $809,617 on the Buckhout Remainder Charitable Trust convertible promissory note. See Note 6, "Convertible Promissory Notes - Related Party".
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

Budgetary Environment

On September 26, 2024, following passage by both chambers of Congress, the President signed a continuing resolution (“CR”) to extend government funding through December 20, 2024.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended September 30, 2024 compared to the three months ended September 30, 2023;
•the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
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
Cost of Revenues
Cost of Revenues include direct costs incurred to provide goods and services related to contracts, specifically labor, contracted labor, materials, and other direct costs, which includes rent, insurance, and software licenses. Cost of Revenues related to contracts is recognized as an expense when incurred or at the time a performance obligation is satisfied.
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
•General and administrative expenses consist primarily of corporate and administrative labor expenses, administrative bonuses, legal expenses, information technology ("IT") expenses, and insurance expenses.

Results of operations
The period to period comparisons of our results of operations have been prepared using the historical periods included in our unaudited consolidated financial statements. The following discussion should be read in conjunction with the unaudited consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

	Three Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$11,608,691	$11,741,164	$(132,473)	(1)%
Cost of revenues	6,650,035	6,903,689	(253,654)	(4)%
Gross Profit	4,958,656	4,837,475	121,181	3%
Operating expenses:
Indirect costs	2,449,974	2,258,082	191,892	8%
Overhead	495,482	493,706	1,776	—%
General and administrative expenses	3,396,297	3,739,975	(343,678)	(9)%
Change in fair value of contingent earnout	—	—	—	NM
Total operating expenses	6,341,753	13,410,857	(7,069,104)	(53)%
Loss from operations:	(1,383,097)	(8,573,382)	7,190,285	(84)%

Other (expense), net	(154,475)	(516,218)	361,743	(70)%

Loss before income taxes and preferred stock dividends	(1,537,572)	(9,089,600)	7,552,028	(83)%

Income tax benefit (expense)	257,480	(102,584)	360,064	(351)%
Preferred stock dividend	29,819	28,719	1,100	4%
Net loss	$(1,309,911)	$(9,220,903)	$7,910,992	(86)%

NM - Not Meaningful
Revenue
Total revenue was $11,608,691 for the three months ended September 30, 2024 as compared to total revenue of $11,741,164 for the three months ended September 30, 2023. The decrease of $(132,473) or (1)%, was driven primarily by lost positions on certain legacy contracts due to reduction in funding.
Cost of revenues
Total cost of revenues was $6,650,035 for the three months ended September 30, 2024 as compared to total cost of revenues of $6,903,689 for the three months ended September 30, 2023. The decrease of $(253,654), or (4)%, is in line with the change in revenue noted above and managing labor costs on certain projects.
Gross Profit
Total gross profit was $4,958,656 for the three months ended September 30, 2024 as compared to total gross profit of $4,837,475 for the three months ended September 30, 2023. The increase of $121,181, or 3%, was driven primarily by managing labor costs on certain projects.

Operating expenses
Total operating expenses were $6,341,753 for the three months ended September 30, 2024 as compared to total operating expense of $13,410,857 for the three months ended September 30, 2023. The decrease of $7,069,104, or 53%, was primarily driven by the goodwill impairment loss of $6,919,094 recognized in Q3 2023.
Other income (expense)
Total other income (expense) was $(154,475) for the three months ended September 30, 2024 as compared to total other (expense) of $(516,218) for the three months ended September 30, 2023. The decrease in (expense) of $361,743 or 70%, was primarily driven by the decrease in the amortization on debt discount on our notes payable, and decrease in expense due to the reduction in the fair value of derivative liability.
Income tax (expense) benefit

Income tax benefit was $257,480 for the three months ended September 30, 2024, as compared to an expense $(102,584) for the three months ended September 30, 2023. The increase in expense of $360,064 or 351% was primarily related to the decrease in permanent adjustments and decreased profitability during the year as the Company maintains a full valuation allowance against its' deferred tax assets.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30,		Change
	2024	2023	Amount	%
Revenues	$34,466,131	$34,153,979	$312,152	1%
Cost of revenues	20,318,846	20,066,904	251,942	1%
Gross Profit	14,147,285	14,087,075	60,210	—%
Operating expenses:
Indirect costs	7,152,304	6,710,421	441,883	7%
Overhead	1,464,363	1,498,325	(33,962)	(2)%
General and administrative expenses	11,155,142	14,030,818	(2,875,676)	(20)%
Change in fair value of contingent earnout	—	65,000	(65,000)	NM
Total operating expenses	19,771,809	29,223,658	(9,451,849)	(32)%
Loss from operations:	(5,624,524)	(15,136,583)	9,512,059	(63)%

Other (expense), net	(1,617,118)	(1,613,781)	(3,337)	—%

Loss before income taxes and preferred stock dividends	(7,241,642)	(16,750,364)	9,508,722	(57)%

Income tax benefit (expense)	3,090	1,136,345	(1,133,255)	(100)%
Preferred stock dividend	89,458	88,858	600	1%
Net loss	$(7,328,010)	$(15,702,877)	$8,374,867	(53)%

NM - Not Meaningful
Revenue
Total revenue was $34,466,131 for the nine months ended September 30, 2024 as compared to total revenue of $34,153,979 for the nine months ended September 30, 2023. The increase of $312,152 or 1%, was driven primarily by organic contributions from the acquisition of Global Technology and Management Resources, Inc. ("GTMR" and the "GTMR Acquisition").

Cost of revenues

Total cost of revenues was $20,318,846 for the nine months ended September 30, 2024 as compared to total cost of revenues of $20,066,904 for the nine months ended September 30, 2023. The increase of $251,942, or 1%, is in line with the minimal change in revenue noted above due to the acquisition and higher costs of certain projects.

Gross Profit

Total gross profit was $14,147,285 for the nine months ended September 30, 2024 as compared to total gross profit of $14,087,075 for the nine months ended September 30, 2023. The increase of $60,210, or 0%, was driven primarily by the higher margins of certain projects due to managing costs on certain projects and organic contributions from the acquisition of GTMR.

Operating expenses

Total operating expenses were $19,771,809 for the nine months ended September 30, 2024 as compared to total operating expense of $29,223,658 for the nine months ended September 30, 2023. The decrease of $(9,451,849), or (32)%, was primarily driven by the decrease in general and administrative expenses caused largely by noncash stock based compensation in 2023 paid to executives, the goodwill impairment loss, and expenses related to warrants issued to two officers in connection with the GTMR Acquisition.

Other expense

Total other expense was $(1,617,118) for the nine months ended September 30, 2024 as compared to total other expense of $(1,613,781) for the nine months ended September 30, 2023. The increase of $(3,337) or 0%, was primarily driven by a gain from the change in fair value of derivative liabilities, and interest expense net of income.

Income tax (expense) benefit

Income tax benefit was $3,090 for the nine months ended September 30, 2024, as compared to a benefit of $1,136,345 for the nine months ended September 30, 2023. The decrease in benefit of $(1,133,255) or (100)% was primarily related to the decrease in permanent adjustments and decreased profitability during the year as the Company maintains a full valuation allowance against its' deferred tax assets..

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
Contract Backlog

Funded	$15,527,306
Unfunded	19,026,292
Priced Options	53,012,353
Total Scheduled Backlog	$87,565,951
Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of September 30, 2024, the Company had $87,565,951 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 38.0%

of the remaining performance obligations over the next 12 months, and approximately 63.0% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $28,474,144, our grand total backlog is $116,040,095. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of CR's by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.

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

•In February 2024, we entered into a new $4,000,000 revolving credit facility with Live Oak Bank which matures on February 22, 2025 (the “New Live Oak Revolver”). The New Live Oak Revolver replaces the $950,000 revolving credit facility noted above (“Old Live Oak Revolver”), and we rolled over the $625,025 outstanding principal balance outstanding on the Old Live Oak Revolver and drew an additional amount of $904,793. We also made payments of $1,209,617 to the holders of two notes payable noted below. On August 15, 2024, the Company modified the terms of the New Live Oak Revolver with Live Oak Bank under which the borrowing capacity is reduced from $4,000,000 to $2,000,000.
•In February 2024, we agreed with Robert Eisiminger to extend the maturity dates of two notes payable for $5,600,000 and $400,000 from September 30, 2024, to August 31, 2026. The change in the terms of the two notes resulted in the debt extinguishment of both the old notes and resulted in the establishment of one note totaling $6,000,000. We paid off a third note totaling $400,000.
•In February 2024, we agreed with the Buckhout Charitable Remainder Trust to pay down and amend a convertible promissory note payable totaling $3,209,617. We accessed the New Live Oak Revolver to pay down principal of $809,617. We simultaneously agreed to enter into a new note payable in the principal amount of $2,400,000 which matures on August 31, 2026, and may not be converted into common stock. Beginning in September 2024, we commenced making monthly principal payments of $100,000 for 24 months.
•In May 2024, the Company entered in to a program to self-insure some of our health risk up to a certain limit, with the use of a stop loss policy. In June 2024, we made an equity investment in a captive insurance company for $54,533. To mitigate risks, the Company created a reserve as of September 30, 2024, of $79,217 based on one month of claims data. Additionally, the Company has engaged with a third-party actuarial firm to assist in providing reports related to claims incurred but not reported. Losses will be accrued based on the Company's historical claims experience and reports provided by the actuaries.
•On July 8, 2024, we repaid the balance owed on the Old Live Oak Revolver of $252,678, that was due to mature on August 11, 2024. This payment retired the Old Live Oak Revolver.
As of September 30, 2024, we had $2,742,961 of cash on hand and unused borrowing capacity of $470,182 from our New Live Oak Revolver.
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
Shares of our common stock included in our public float as of November 11, 2024 was 29,827,540 which excludes 26,282,388 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

	Nine Months Ended September 30, 2024		Change
	2024	2023	Amount	%
Net cash provided by (used in) operating activities	$1,514,537	$(3,135,420)	$4,649,957	-148%
Net cash provided by (used in) investing activities	51,672	(443,240)	$494,912	-112%
Net cash provided by (used in) financing activities	(654,089)	273,741	$(927,830)	-339%
Change in cash	$912,120	$(3,304,919)	$4,217,039	-128%

Operating activities
Net cash provided by operating activities was $1,514,537 for the nine months ended September 30, 2024, compared to $(3,135,420) for the nine months ended September 30, 2023. This increase in net cash provided by operating activities was primarily driven by a decrease in net loss, decrease in stock based compensation, and collections of accounts receivable, offset by an increase in accounts payable for the nine months ended September 30, 2024.
Investing activities
Net cash provided by investing activities was $51,672 for the nine months ended September 30, 2024, compared to $(443,240) for the nine months ended September 30, 2023. The increase in net cash provided by investing activities was primarily due to the sale of the subsidiary Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI") during the nine months ended September 30, 2024, compared to investing activities related to the GTMR Acquisition for the nine months ended September 30, 2023.
Financing activities
Net cash used in financing activities was $(654,089), for the nine months ended September 30, 2024, compared to $273,741 provided by financing activities for the nine months ended September 30, 2023. The decrease in net cash used in financing activities was primarily due to payments on notes payable and payments to sellers from the GTMR Acquisition and the acquisition of Specialty Systems, Inc. ("SSI" and the "SSI Acquisition"), offset by the proceeds from the SPA and an additional draw on the line of credit.
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
We currently self-insure for certain losses relating to employee health-care claims. We use captive insurance as a risk-reduction strategy to minimize catastrophic losses. We record a self-insurance liability using an estimate of claims incurred but not yet reported or paid, up to our stop-loss policy, based on historical claims experience and actuarial methods. The assumptions made by management in estimating our self-insurance reserves include consideration of historical cost experience and judgments about the present and expected levels of cost per claim. As we obtain additional information and refine our methods regarding the assumptions and estimates we use to recognize liabilities incurred, we will adjust our reserves accordingly. As of September 30, 2024, our self-insurance reserve estimate is $79,217.
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
Interest rate and market risk
The Company maintains a revolving promissory note with Live Oak Bank, referred to as the “New Live Oak Revolver. The New Live Oak Revolver is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2%). Rising interest rates would increase our interest expense in the future; lower rates would reduce our interest expense. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate or the Secured Overnight Financing Rate.
Effects of inflation
U.S. inflation has begun to moderate after nearing a 40-year high in June 2022. Because costs rise faster than revenues during the early phase of inflation, we may need to give higher than normal raises to employees, start new employees at higher wages and/or have increased cost of employee benefits, but not be able to pass the higher costs through to the government due to competition and government pressures. Therefore, we may be adversely affected (i) with lower gross profit margins; (ii) by losing contracts which are lowest price technically acceptable where another bidder underbids the real rates and then has difficulty staffing the project; and (iii) by having difficulty maintaining our staff at current salaries. Given the long-term nature of the Company’s contracts, we may be unable to take sufficient action to mitigate inflationary pressures.
Sustained inflation also can cause the Federal Reserve Board and its Open Market Committee (“Fed”) to raise the target for the federal funds rate which normally translates into an increase in most banks’ Prime Rate. Because our note with Live Oak Banking Company is a variable interest rate instrument tied to the prime rate, actions by the Fed to increase the federal funds rate will increase our cost of debt and our interest expense thereby increasing our pre-tax loss and net loss. Similarly, a decrease in the federal funds rate will decrease our debt and out interest expense thereby decreasing our pre-tax loss and net loss. Our borrowing costs have recently increased and are expected to increase with future Fed interest rate increases, although the impacts have been and are expected to continue to be immaterial. Our contracts with U.S. Federal, state, and local government customers do not permit us to pass along our increased financing costs. The increases to our borrowing costs have not impacted (and are not expected to impact) our ability to make timely payments.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We have modified the following risk factors disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023:

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
Effective July 1, 2024, Glen R. Ives, the Company's former chief operating officer, was appointed as President and Chief Executive Officer ("CEO") after which, on September 1, 2024 Andrew Merriman was promoted to Chief Operating Officer ("COO"). We depend on the continued services of our key personnel, including our CEO; David T. Bell, our CFO; our COO; and Jay O. Wright, our Executive Vice-President of Strategy and General Counsel. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.
We have deleted the following risk factor from those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2023:

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

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.3	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.3+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.4+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023
10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8+	Employment Agreement dated July 1, 2024 by and between the Registrant an Jay O. Wright	8-K	001-41526	10.2	July 3, 2024

10.9	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.10	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.11++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.12++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.13++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.14++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.15++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.16++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.17	Loan and Security Agreement issued on February 22, 2024 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Global Technology and Management Resources, Inc., and Live Oak Banking Company	8-K	001-41526	10.2	February 22, 2024

10.18	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Emil Kaunitz	8-K	001-41526	10.3	February 22, 2024

10.19	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Robert Eisiminger	8-K	001-41526	10.4	February 22, 2024

10.20	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.5	February 22, 2024

10.21	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 b and between Registrant, Live Oak Banking Company, Emil Kaunitz, and William Cabey	8-K	001-41526	10.6	February 22, 2024

10.22	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.23	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.8	February 22, 2024

10.24	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: November 13, 2024	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)