Form 10-K
period 2024-12-31
Castellum, Inc.
filed 2025-03-11
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-04321
________________________________________
CASTELLUM, INC.
________________________________________
(Exact name of registrant as specified in its charter)

Nevada	27-4079982
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1934 Old Gallows Road, Suite 350 Vienna, VA	22182
(Address of Principal Executive Offices)	(Zip Code)
(703) 752-6157
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CTM	NYSE American LLC

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $11,601,967 based upon the closing price of the Company’s common stock on the NYSE American LLC.

The registrant had outstanding 80,391,874 shares of common stock, par value $0.0001, as of March 10, 2025.

Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Castellum, Inc.

Annual Report on Form 10-K
December 31, 2024

Explanatory Note Regarding Reverse Stock Split
On October 13, 2022, Castellum, Inc. (the “Company,” “our Company,” “we,” “our,” “us,” or “Castellum”) effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (the “Reverse Stock Split,” “Offering,” “Uplisting”) by way of the filing on October 5, 2022 of an amendment to the Company’s amended and restated articles of incorporation to effect the Reverse Stock Split which was approved by Financial Industry Regulatory Authority on October 12, 2022 in connection with the closing of an underwritten public offering of our common stock and the commencement of the trading of our common stock on the New York Stock Exchange American LLC (“NYSE American”). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K (“Form 10-K”), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Explanatory Note Regarding Forward-Looking Statements
Certain information included or incorporated by reference in this Form 10-K, may not address historical facts and, therefore, could be interpreted to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including projections of financial performance; statements of plans, strategies, and objectives of management for future operations; any statement concerning developments, performance, or industry rankings relating to products or services; any statements regarding future economic conditions or performance; any statements of assumptions underlying any of the foregoing; and any other statements that address activities, events, or developments that the Company intends, expects, projects, believes, or anticipates will or may occur in the future. Forward-looking statements may be characterized by terminology such as “believe,” “anticipate,” “expect,” “should,” “intend,” “plan,” “will,” “estimates,” “view,” and similar expressions. These statements are based on assumptions and assessments made by the Company’s management in light of its experience and its perception of historical trends, current conditions, expected future developments, and other factors it believes to be appropriate. These forward-looking statements are subject to a number of risks and uncertainties that include but are not limited to the factors set forth under “Part I, Item 1A, Risk Factors” in this Form 10-K.

Any such forward-looking statements are not guarantees of future performance, and actual results, developments, and business decisions may differ materially from those envisaged by such forward-looking statements. The forward-looking statements included herein speak only as of the date of this Form 10-K. The Company disclaims any duty to update such forward-looking statements, all of which are expressly qualified by the foregoing.
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
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate, and more specifically, the potential impact of the U.S. DOGE Service Temporary Organization on government spending and terminating contracts for convenience;
•our ongoing relationships with government entities, agencies, and teaming partners;
•overall levels of government spending on defense spending and spending on IT services, significant delays or reductions in appropriations for our programs or U.S. government funding more broadly, including a prolonged continuing resolution, government shutdown, or breach of the debt ceiling, as well as the potential imposition of sequestration in the absence of an approved budget or continuing resolution;
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
•the effect of ongoing financing efforts and volatility of our common stock share price; and other risks, including those described in “Part I, Item 1A. Risk Factors” discussion of this Form 10-K.
In this Form 10-K, unless the context otherwise requires, all references to the “Company”, “our Company,” “we,” “our,” “us,” and “Castellum,” refer to Castellum, Inc., a Nevada corporation, and its wholly owned subsidiaries.
Part I
Item 1. Business
Overview
Castellum is focused on building a large, successful technology company in the areas of cybersecurity, IT, electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). These services are applicable to customers in the United States (“U.S.”) government (“USG”), financial services, healthcare, and other users of large data applications. They can be delivered to on-premises enclaves or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions. Due to our success in completing seven acquisitions over the previous five years and given our executive officers’ and key managers’ networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company believes that the total value of the Opportunity Pipeline to be approximately $635 million as of December 31, 2024. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.
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

Castellum competes with many different companies, including Northrop Grumman Corporation, CACI International, Inc., Peraton, Inc., and Booz-Allen Hamilton, Inc. among others. It is common in the defense industry for work on major programs to be shared among a number of companies. A company competing to be a prime contractor may, upon ultimate award of the contract to another competitor, serve as a subcontractor to the ultimate prime contracting company. It is not unusual to compete for a contract award with a peer company and, simultaneously, perform as a supplier to or a customer of that same competitor on other contracts, or vice versa.
Our Markets
We provide our expertise and technology to our domestic and international customers in the following market areas:
•Digital Solutions. Castellum transforms how government does business. We modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity and increase user satisfaction. We use data analytics and visualization to provide insights and outcomes that optimize our customer’s operations.

•Command, Control, Communications, and Computer Intelligence Surveillance Reconnaissance (“C4ISR”), Cyber & Space. Castellum helps ensure information superiority by delivering multi-domain C4 technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and C-UAS solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing technologies that meet the challenges of 5G wireless communications both on and off the battlefield, millimeter wave, and the use of lasers for free space optical communications and long-range sensing.
•Engineering Services. Castellum provides platform integration, modernization, and sustainment; system engineering; naval architecture; training and simulation services; and logistics engineering to help our customers achieve a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries.
•Enterprise IT. Castellum amplifies efficiency with unmatched expertise and next-generation technology. We design, implement, protect, and manage secure enterprise IT solutions for the U.S. federal, state, and local agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction.
•Mission support. Castellum specializes in planning and intelligence support for information warfare and information operations (“IW/IO”). The Company develops IW/IO plans, exercises, doctrine, and training for the Military Services and the Combatant Commands in domestic and deployed overseas locations. Our intelligence support ensures continuous advances in collection, analysis, and dissemination to optimize decision-making. Castellum also has linguists and cultural advisors who provide clients with insights into the history, media consumption, and cultural nuances of target audiences to maximize the effectiveness of communications plans and ensure mission success.
Strengths and Strategy
Extensive Sector Knowledge and Advanced Technology. We primarily offer our expertise and technology to defense, intelligence, and civilian agencies of the U.S. federal, state, and local governments. Our work for USG agencies may combine a wide range of skills drawn from our expertise and technology. For example, Castellum performs software development and virtualization of infrastructure services for the U.S. Navy. We are subject matter experts in electronic and electromagnetic warfare. We perform advanced data analytics on litigation data in support of the Department of Justice (“DoJ”). Lastly, through the Company’s IW/IO operations, Castellum provides key services to governments of other nations.
International Presence. We currently support and have previously supported international clients in Australia and other foreign countries and believe that future opportunities for providing our services internationally are growing given current nominal levels of global spending on defense and the continued rising threat from cybersecurity breaches.
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
Complementary Product and Service Offerings. We have strategic business relationships with several companies associated with the information technology (“IT”) industry which have business objectives compatible with ours and offer complementary products and services. We intend to continue development of these kinds of relationships wherever they support our growth objectives. Some of these business relationships have ultimately led to Castellum acquiring the teaming partner firm.

Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Executive Vice-President of Strategy and General Counsel and other executive officers, and other key managers. We employ business development, capture, and proposal writer professionals who identify and qualify major contract opportunities, primarily in the USG market and submit bids for those opportunities.

Much of our business is won through submission of formal competitive bids. Government and commercial customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, compliance with proposal requirements, price, and other factors. The terms, conditions, and form of government contract bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type and/or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternative arrangements or opt not to bid for the work. Essentially all contracts with the USG, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. None of Castellum’s subsidiaries have had contract work terminated for non-performance. Although we operate under the risk of such terminations with the potential to have a material impact on operations, they historically have not been common. Additionally, as with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.

Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), time and materials (“T&M”), indefinite delivery/indefinite quantity (“IDIQ”), and government wide acquisition contracts (“GWACS”) such as U.S. General Services Administration (“GSA”) schedule contracts, substantially all of which are annual contracts, with options to renew. Because most government contracts renew annually, the Company does not have a material number of multi-year contracts. Typically, the prime contract will dictate the terms of the subcontracts including, among other things, the workshare percentages, mechanics of payment terms, and the process for operational management. We generated $24,483,023 (55%), $25,631,786 (57%), and $25,302,224 (61%) of our total revenues from T&M contracts in the years ended December 31, 2024, 2023, and 2022, respectively.

In the year ending December 31, 2024, the top three revenue-producing contracts, some of which consist of multiple task orders, accounted for forty-nine percent (49%) of our revenue, or $21,972,589. Each of those contracts is associated with the Company’s areas of core expertise, as follows: (i) an annual contract with Naval Air Systems Command (“NAVAIR”) that contains multiple renewal options is a CPFF contract covering systems engineering, design/software engineering, and development expertise where the Company has developed software that manages the aircraft launch and recovery operations on aircraft carriers, (ii) an annual contract with Peraton, Inc. with multiple renewal option periods is a T&M contract which supports the cyber and Electronic Warfare (“EW”) work done at the Army Staff Level, and (iii) an annual contract with Naval Sea Systems Command (“NAVSEA”) that contains multiple renewal options is a CPFF contract covering engineering and technical services for the analysis, design, prototyping, test and evaluation, integration, project management, implementation, and documentation of various C4ISR sensor systems and subsystems for the U.S. Department of Defense “DoD”).
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
U.S. Political, Budgetary, and Regulatory Environment

The U.S. continues to face an uncertain and evolving political, budgetary, and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and the Middle East, threats in the Pacific region and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending, and priorities. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending broadly and more specifically, the potential impact of the U.S. DOGE Service Temporary Organization (“DOGE”) on government spending and terminating contracts for convenience. We anticipate that issues related to budgetary priorities and defense spending levels, the debt ceiling, and the spending caps imposed by the Fiscal Responsibility Act of 2023 (“FRA”), particularly with respect to discretionary spending, will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the Company.

Annual appropriations to fund the federal government for fiscal year 2025 have not yet been enacted. The continuing resolution (“CR”) enacted on December 21, 2024, extends federal funding at fiscal year 2024 levels through March 14, 2025. To prevent a government shutdown beyond this date, the U.S. Congress (“Congress”) and the President must either pass a full-year fiscal year 2025 appropriations bills or another CR. Government operations under an extended CR could have potential impacts on our programs and new contracts, in particular. We continuously review our operations in an attempt to identify programs potentially at risk from CRs so that we can consider appropriate contingency plans. We believe that less than 5% of our employees would be at risk due to a CR.

Our business depends on the U.S. government. A shutdown could lead to furloughs within agencies like the DoD, resulting in payment delays, disruptions to existing contracts, and potential impacts on future orders and operations. Additionally, the U.S. Treasury Department may face operational and payment disruptions during fiscal year 2025 if it exhausts extraordinary measures after reaching the debt limit. U.S. government discretionary spending for fiscal year 2024 and fiscal year 2025, including defense, is capped under the FRA. If a CR remains in place on April 30, 2025, it will trigger a sequester under the FRA. These uncertainties, along with broader macroeconomic effects, could materially impact our programs, contracts, financial position, results of operations, and cash flows.

Acquisition Strategy

Castellum seeks acquisitions which fit one or more of the following criteria: (1) expands our capability in existing areas of expertise such as cybersecurity and electronic warfare; (2) broadens the scope of clients Castellum serves such as adding a new service branch or new government agency; (3) increases the scale of our business in existing areas to generate better operating profit margins and reduce the Company's fully burdened cost of labor, including direct and indirect costs or (i.e., the wrap rate); (4) increases the geographic footprint of Castellum in order to offer more capability to existing or new clients; (5) adds management talent to Castellum; (6) adds technological capability in new areas which we believe are high growth potential; and (7) fills a need within Castellum to be able to serve current customers such as adding a prime contract vehicle or the capability to win new prime contract vehicles. In all cases, Castellum seeks acquisitions which are immediately accretive on a revenue, earnings before interest, depreciation, and amortization (“EBITDA”) and net income per share basis, as well as positive from a net present value perspective and which fit the culture of Castellum.
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
We expect to recognize revenue from a substantial portion of funded backlog within the next 24 months. However, given the uncertainties discussed above, as well as the risks described in U.S. Political, Budgetary, and Regulatory Environment, we can give no assurance that we will be able to convert our backlog into revenue in any particular period, if at all.
Competition
We operate in a highly competitive industry that includes many entities, some of which are larger in size and have greater financial resources than we have. We know of no single competitor that is dominant in our fields of technology. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of competitor protests of U.S. government procurement awards. We have a small share of the addressable market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.
Research and Development
The Company from time to time engages in research and development relative to its service offerings; however, the amounts expended for such efforts are not material to our financial statements.
Intellectual Property
The Company currently has no patents or trademarks that it believes to be material to the business. The Company does have significant intellectual property in the form of our highly educated and trained workforce which provides us with technical expertise and an enhanced ability to win “re-compete” business.
Regulation
As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant laws and regulations that affect us include the following:
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
•the Contractor Business Systems rule, with authorizes DoD agencies to withhold a portion of our payments if we are determined to have a significant deficiency in our accounting, cost estimating, purchasing, earned value management, material management and accounting, and/or property management system; and
•the Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based USG contracts and require consistency of accounting practices over time.
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
The USG may revise its procurement practices or adopt new contract rules and regulations at any time. Internationally, we are subject to special USG laws and regulations (such as The Foreign Corrupt Practices Act of 1977 (the “FCPA”)), local government regulations and procurement policies and practices, including regulations relating to import-export control, investments, exchange controls, and repatriation of earnings, as well as varying currency, political, and economic risks. To ensure CMMC compliance, the Company has a senior executive on its management team whose responsibilities includes preparing the Company for CMMC certification.
USG contracts are, by their terms, subject to termination by the USG either for convenience or default by the contractor. In addition, USG contracts are conditioned upon the continuing availability of U.S. Congressional appropriations. Congress usually appropriates funds for a given program on a September 30 fiscal year basis, even though contract performance could take many years. As is common in the industry, we are subject to business risk, including changes in governmental appropriations, national defense policies, service modernization plans, and availability of funds. Any of these factors could materially adversely affect our business with the USG in the future.
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
See “Part I, Item 1A, Risk Factors.” We generate substantially all of our revenue from contracts with the U.S. federal, state, and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.
Human Capital Resources
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business are significantly correlated with our ability to recruit, train, promote, and retain high quality people at all levels of the organization. As of December 31, 2024, we employed 238 full and part-time employees with fifty-six percent (56%) of our employees holding degrees in science, technology, engineering, or mathematics fields, twenty-nine percent (29%) holding advanced degrees, and ninety-four percent (94%) of our employees holding security clearances. We also retain 17 independent contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.
Castellum considers benefits a critical tool for employee recruitment and retention. Prior to acquiring Global Technology and Management Resources, Inc. (“GTMR”) in March 2023, Castellum migrated all employees from their legacy benefits programs to the ADP Professional Employer Organization (“PEO”). At the time of acquisition, GTMR employees remained under a separate legacy benefits program. Ahead of our annual benefits open enrollment process in the second quarter of 2024, Castellum transitioned to one benefit model, consolidating all employees under a unified benefits plan covering dental, vision, life insurance, disability coverage, legal assistance, financial planning, and other comprehensive services, effective June 1, 2024. In December 2024, we merged the company's 401(k) plans into a single plan.
Available Information

The Company was incorporated in Nevada on September 30, 2010 under the name Passionate Pet, Inc. and in January 2013, the Company changed its name to Firstin Wireless Technology, Inc. In March 2015, the Company changed its name to BioNovelus, Inc. On June 12, 2019, the Company acquired Bayberry Acquisition Corporation, a Nevada corporation (“Bayberry” and, as context requires, the “Bayberry Acquisition”). On November 21, 2019, the Company acquired Corvus Consulting, LLC, (“Corvus”), a Delaware limited liability company. On December 26, 2019, following our acquisition of Corvus, we changed our name from BioNovelus, Inc. to Castellum, Inc.

Our principal executive offices are located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182. Our telephone number is (703) 752-6157 and our website address is www.castellumus.com.

We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

Throughout this Form 10-K, we incorporate by reference information from parts of other documents filed with the U.S. Securities and Exchange Commission (“SEC”). The SEC allows us to disclose important information by referring to it in this manner.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements for our annual stockholders’ meetings and amendments to those reports are available free of charge on our website www.castellumus.com/investor-relations.html, as soon as reasonably practical after we electronically file the material with, or furnish it to, the SEC. In addition, copies of our annual report will be made available, free of charge, upon written request. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements, and other information regarding SEC registrants, including Castellum.

Item 1A. Risk Factors
A description of some of the most important risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including our audited consolidated financial statements and related notes included in “Part II, Item 8, Financial Statements” and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7. The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations, and growth prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and growth prospects.
Risks Related to our Business, Industry and Operations
We lack a long-term operating history on which to evaluate our consolidated business and determine if we will be able to execute our business plan, and we can give no assurance that our operations will result in sustained profitability.
We are focused on building a large, successful technology company in the areas of IT, electronic warfare, information warfare, and cybersecurity with businesses in the governmental and commercial markets. Since November 2019, we have executed our business plan and completed seven acquisitions. As a result, we have a limited operating history on a consolidated basis to evaluate our business and prospects. Our business operations are subject to numerous risks, uncertainties, expenses, and difficulties associated with early-stage enterprises. You should consider an investment in our Company in light of these risks, uncertainties, expenses, and difficulties. Such risks include:
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
We had an accumulated deficit of $54,082,484 as of December 31, 2024, and we expect to continue to generate a net loss in the year ending December 31, 2025. As a result, we are incurring net losses, and it is possible that we may not be able to achieve the revenue levels necessary to achieve and sustain net profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
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
Effective July 1, 2024, Glen R. Ives, the Company’s former chief operating officer (“COO”), was appointed as President and CEO, after which, on September 1, 2024, Andrew L. Merriman was promoted to COO. We depend on the continued services of our key personnel, including our CEO, David T. Bell, our Chief Financial Officer (“CFO”), our COO, and Jay O. Wright, our Executive Vice-President of Strategy and General Counsel. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel, could materially and adversely affect our operating results and future prospects.
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
We expect to continue to devote significant capital resources to fund our acquisition strategy. To support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt or equity financing or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional capital to implement our business plan it could have a material adverse effect on our financial condition, business prospects, and operations, and the value of an investment in our Company.
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
Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase shares of our common stock in any such offering. Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to stockholders: As of March 10, 2025 the maximum potential dilution is 15,873,277 shares and includes Series A preferred stock convertible into approximately 587,500 shares of common stock, Series C preferred stock convertible into 356,250 shares of common stock, options granted exercisable into 9,515,000 shares of common stock, and warrants granted exercisable into 5,664,527 shares of common stock.
Failure to effectively manage any future growth could place strains on our managerial, operational, and financial resources and could adversely affect our business and operating results.
Our expected growth could place a strain on our managerial, operational, and financial resources. Further, if our subsidiaries’ businesses grow, then we will be required to manage multiple relationships. Any further growth by us or our subsidiaries, or any increase in the number of our strategic relationships, will increase the strain on our managerial, operational, and financial resources. This strain may inhibit our ability to achieve the rapid execution necessary to implement our business plan and could have a material adverse effect on our financial condition, business prospects, and operations, and the value of an investment in our Company.
We generate substantially all of our revenue from contracts with the U.S. federal, state, and local governments which are subject to a number of challenges and risks that may adversely impact our business, prospects, financial condition, and operating results.
Sales to U.S. federal, state, and local governmental agencies have in the past accounted for, and may in the future account for, substantially all of our revenue. Sales to such government entities are subject to the following risks:
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
•governments can generally terminate our contracts “for convenience”, meaning we could lose part or all of our revenue on short notice, and more specifically, the potential impact of the U.S. DOGE Service Temporary Organization on government spending and terminating contracts for convenience;
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
As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant laws and regulations that affect us include the following:
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
•international trade compliance laws, regulations, and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability, including The International Traffic in Arms Regulations that controls the manufacture, sale, and distribution of defense and space-related articles and services as defined in the United States Munitions List;
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
Our business could be adversely affected by significant delays or reductions in appropriations for our programs or USG funding more broadly, including a prolonged continuing resolution, government shutdown, or breach of the debt ceiling, as well as the imposition by the USG of sequestration in the absence of an approved budget or CR.

USG programs are subject to annual congressional budget authorization and appropriation processes. For many programs, Congress appropriates funds annually even though the program performance period may extend over several years. Programs are often partially funded initially, with additional funds committed only as Congress makes further appropriations. Because we derive substantially all of our revenue from contracts with the federal, state, and local governments, we believe that the success and development of our business will continue to depend on our successful participation in federal, state, and local contract programs. Since the majority of our revenue comes from the USG, changes in USG budgetary priorities, such as for homeland security or to address Social Security or Medicare reform, or actions taken to address government budget deficits, the national debt, and/or prevailing economic conditions, could directly affect our financial performance.

When we or our subcontractors incur costs in excess of funds obligated on a contract, we are generally at risk for reimbursement unless and until additional funds are obligated to the contract. We cannot predict what funding will ultimately be approved for individual programs. In addition, pressures on, as well as laws and plans relating to the federal budget, potential changes in priorities and defense spending, the timing and substance of the appropriations process, use of continuing resolutions, and the federal debt limit (including a breach of the federal debt ceiling), could adversely affect the amount and timing of funding for individual programs and delay purchasing or payments by our customers.

The U.S. continues to face a changing geopolitical environment, along with substantial fiscal, economic, and security challenges, which affect funding and budgetary priorities. The budget and macroeconomic environment, global security environment, political instability, and uncertainty surrounding the appropriations processes and the debt ceiling, remain significant short and long-term risks. See “U.S. Political, Budgetary, and Regulatory Environment” in MD&A. In addition, high deficit levels and high debt servicing costs could drive cuts to federal spending. Considerable uncertainty exists regarding how future budget and program decisions will unfold. If annual appropriations bills are not timely enacted, the USG may continue to operate under a CR, (potentially of extended duration), restricting new contract or program starts, presenting resource allocation challenges and placing limitations on budgets.

We also may face a prolonged government shutdown that could lead to program cancellations, disruptions and/or stop work orders and could limit the USG’s ability to progress programs and make timely payments. A prolonged shutdown could limit our ability to perform on our contracts and successfully compete for new work. If the statutory debt limit is not increased adequately, we could be obligated to work without receiving timely payments, and a prolonged breach could have far-reaching adverse consequences.
If the USG imposes sequestration in the absence of an approved budget or CR, our participation in USG contract programs could be impaired. A significant decline in USG expenditures, a shift of expenditures away from programs that we support, or a change in USG contracting policies could cause USG agencies to reduce their purchases under contracts, to exercise their right to terminate contracts at any time without penalty or not to exercise options to renew contracts.
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
Our contracts and task orders with the USG are typically awarded through a competitive bidding process. We expect that much of that business we will seek in the foreseeable future will continue to be awarded through competitive bidding. Budgetary pressures and changes in the procurement process have caused many government customers to increasingly purchase goods and services through IDIQ contracts, GSA schedule contracts, and other GWACs. These contracts, some of which are awarded to multiple contractors, have increased competition and pricing pressure, requiring that we make sustained post-award efforts to realize revenue under each such contract.
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
Our total backlog consists of funded and unfunded amounts. Funded backlog represents contract value from funds appropriated by Congress and obligated by the customer which is expected to be recognized as revenue. Unfunded backlog represents the sum of the unappropriated contract value on executed contracts and unexercised option years that is expected to be recognized as revenue. The primary risks that could affect our ability to recognize revenue from backlog on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of CRs by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In addition, contract backlog includes orders under contracts for which the period of performance has expired, and we may not recognize revenue on the funded backlog that includes such orders due to, among other reasons, the tardy submission of invoices by our subcontractors and the expiration of the relevant appropriated funding in accordance with a predetermined expiration date such as the end of the USG's fiscal year. Our backlog may not result in actual revenue in any particular period, or at all, which could cause our actual results to differ materially and adversely from those anticipated.
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
We may be unable to prevent our employees from engaging in misconduct, fraud, or other improper activities that could adversely affect our business and reputation. Misconduct could include the failure to comply with USG procurement regulations, regulations regarding the protection of classified information, and legislation regarding the pricing of labor and other costs in government contracts. Many of the systems we work on involve managing and protecting information involved in national security and other sensitive government functions. A security breach in one of these systems could prevent us from having access to such critically sensitive systems. Other examples of employee misconduct could include timecard fraud and violations of the Anti-Kickback Act of 1986. The precautions we take to prevent and detect this activity may not be effective, and we could face unknown risks or losses. As a result of employee misconduct, we could face fines and penalties, loss of security clearance, and suspension or debarment from contracting with the USG, which could cause our actual results to differ materially and adversely from those anticipated.
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

Any systems failures, including network, software, or hardware failures, whether caused by us, a third-party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortages, or terrorist attacks, could cause loss of data or interruptions or delays in our business or that of our customers. Like other companies, we have experienced cyber security threats to our data and systems, our Company sensitive information, and our IT infrastructure, including attempted malware and computer virus attacks, unauthorized access, systems failures, and temporary disruptions. Prior attempted cyber-attacks directed at us have not had a material adverse impact on our business and financial results.

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
We generated 6% of our total revenue in the year ended December 31, 2024, 7% of our total revenue in the year ended December 31, 2023, and 8% of our total revenue in the year ended December 31, 2022, from FFP contracts. FFP contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a FFP basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. To the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
As of December 31, 2024, our backlog included cost reimbursable, T&M, and FFP contracts. Cost reimbursable and T&M contracts generally have lower profit margins than FFP contracts. Our earnings and margins may, therefore, vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the state of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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

Risks Related to our Acquisitions
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
Goodwill accounts for $10,676,834 of our recorded total assets as of December 31, 2024. We evaluate the recoverability of recorded goodwill amounts annually or more frequently, if evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income and would reduce the value of our total assets and our total equity on our balance sheet. During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a noncash charge of $6,919,094. No triggering events were identified during 2024.
Risks Related to our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
We have substantial indebtedness. We have $10,399,944 of debt as of December 31, 2024, the majority of which originally matured in calendar year 2024 and the terms of which have been amended to extend the maturity date to calendar year 2026. See “Notes Payable under Note 7, Part II, Item 8., Financial Statements” on this Form 10-K. Should our business fail to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining equity capital on terms that may be onerous or highly dilutive. Such a “fire sale” would materially and adversely affect the value of our common stock.
Risks Related to our Common Stock and Preferred Stock
Future sales or potential sales of our common stock in the public market could cause our share price to decline.
If the existing holders of our common stock, particularly our directors, officers, and other 10% stockholders, sell a large number of shares, they could adversely affect the market price for our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.
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
We are a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders. An interested stockholder is a person who, together with the affiliates and associates, beneficially owns (or within the prior two years, did beneficially own) ten percent or more of the Company’s capital stock entitled to vote. In addition, our amended and restated articles of incorporation, as amended (the “Amended and Restated Articles of Incorporation”) and amended and restated bylaws (the “Amended and Restated Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Amended and Restated Articles of Incorporation and our Amended and Restated Bylaws (i) authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors (“Board”) to thwart a takeover attempt; (ii) provide that vacancies on our Board, including newly created directorships, may be filled by a majority vote of directors then in office, (iii) provide that the Board shall have the sole power to adopt, amend, or repeal the Amended and Restated Bylaws, and (iv) requires a stockholder to provide advance written notice of a stockholder proposal.
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
Collectively, our officers and directors own or exercise voting and investment control of approximately 35.5% of our outstanding common stock and control 35.1% of the voting power of the Company. As a result, unless required by a stock exchange rule, investors may be prevented from affecting matters involving our Company, including:
•the composition of our Board and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, the Company implements stringent processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. The monitoring includes quarterly assessments by our Cybersecurity Manager and on an ongoing basis by our security engineers. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

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

Management’s Role Managing Risk

The COO and the CEO play a pivotal role in informing the Audit Committee on cybersecurity risks. The COO was Castellum’s Vice President of Technology and Deployment before becoming COO in September of 2024, and is a certified CMMC Professional. They provide comprehensive briefings to the Audit Committee on an at least an annual basis. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;
●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and learnings from any cybersecurity events; and
●	Compliance with regulatory requirements and industry standards.

Item 2. Properties
Our principal executive offices are located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182 in a shared office space leased from Intelligent Office. As of December 31, 2024, our subsidiaries lease property at the following locations:

●	Augusta, Georgia
●	Vienna, Virginia
●	Toms River, New Jersey
●	Hollywood, Maryland

We believe our existing facilities are generally adequate to meet our current requirements; however, due to recent hires our location in Hollywood, Maryland currently has limited remaining space and we are therefore evaluating options for expansion. We do not own any real property.
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

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Our Common Stock

Until October 13, 2022, our common stock was quoted on the OTC Pink Marketplace operated by OTC Markets Group Inc. under the trading symbol “ONOV”. Since October 13, 2022, our common stock has been listed for trading on the NYSE American LLC (“NYSE American”) under the symbol “CTM”.

Holders of Record

As of March 10, 2025, there were 80,391,874 shares of common stock outstanding held by approximately 190 holders of record (not including an indeterminate number of beneficial holders of stock held in street name), and the last reported sale price of our common stock on the NYSE American on March 10, 2025 was $1.07.

Dividend Policy

To date, we have not paid any dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We have paid cash dividends to holders of our Series A preferred stock and Series C preferred stock and currently expect that comparable cash dividends will continue to be paid in the future. The declaration and payment of dividends on our common stock is at the discretion of our Board of Directors (“Board”) and will depend on, among other things, our operating results, financial condition, capital requirements, contractual restrictions, or such other factors as our Board may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

See the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance.

Unregistered Sales of Securities

Other than those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report, we have not sold any securities without registration under the Securities Act of 1933, as amended, during the period covered by this report, except as provided below. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering. The securities contain a legend restricting their transferability absent registration or applicable exemption.

Item 6. [ Reserved ]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the historical financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). The following discussion contains, in addition to historical information, forward-looking statements that include risks and uncertainties. Our actual results may differ materially from those expressed or contemplated in those forward-looking statements as a result of certain factors, including those set forth under the headings “Forward-Looking Statements” and “Risk Factors” elsewhere in this Form 10-K.

Business Overview

We are a technology company focused on leveraging the power of information technology to help solve our nation’s most pressing national security challenges. We provide clients in the United States (“U.S.) government (“USG”), financial services, healthcare, and other users of large data applications with services which include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.

Recent Developments

On October 17, 2022, the Company closed its public offering of 1,500,000 shares of common stock consisting of 1,350,000 shares sold by the Company and 150,000 shares sold by certain selling stockholders, at a public offering price of $2.00 per share. The Company’s registration statement on Form S-1, as amended (File No. 333-267249) relating to the offering was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on October 12, 2022.

On December 1, 2023, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-275840) which was declared effective by the SEC on December 12, 2023 pursuant to which the Company may offer and sell up to $10 million in the aggregate of equity securities. Additionally, certain selling stockholders may offer and sell up to 1,425,000 shares in the aggregate of the Company’s common stock. We will not receive any proceeds from the sale of our common stock by the selling stockholders.

On January 25, 2024 the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”). The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share. As of December 31, 2024, all Pre-funded Warrants have been exercised.

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants are exercisable for five years. The shares, the Pre-funded Warrants, and the Pre-funded Warrant Shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement dated January 25, 2024, related to the Registered Offering. The Registered Offering closed on January 29, 2024.

Pursuant to a placement agency agreement dated as of January 25, 2024 (the “Placement Agency Agreement”), the Company engaged Maxim Group LLC (“Maxim”) to act as the lead placement agent in connection with the Registered Offering. At closing, the Company paid Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Registered Offering and (ii) reimbursed Maxim for all reasonable and documented out-of-pocket expenses of $60,000, which included the reasonable fees, costs, and disbursements of its legal counsel.

In December of 2024, 6,437,501 of the Regular Warrants have been exercised to purchase an equal number of common shares, for total gross proceeds of $2.3 million and 700,000 warrants, issued in 2023, were exercised to purchase an equal number of common shares, which resulted in proceeds to the Company of approximately $966,000.

On December 22, 2024, the Company entered into a securities purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 9,473,700 shares of the Company’s common stock, at a purchase price of $0.38 per share (the “Second Registered Offering”). This resulted in aggregate gross proceeds to the Company of approximately $3.6 million, The Second Registered Offering closed on December 24, 2024. The shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement, dated December 22, 2024, related to the Second Registered Offering.

On December 27, 2024, the Company entered into a securities purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a public offering that included certain additional other purchasers an aggregate of 4,355,000 shares of the Company’s common stock, at a purchase price of $0.85 per share (the “Public Offering”). This resulted in aggregate gross proceeds to the Company of approximately $3.7 million. The Public Offering closed on December 30, 2024. The shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement, dated December 27, 2024, related to the Public Offering.

Pursuant to placement agency agreements dated as of December 22, 2024 and December 27, 2024, respectively, the Company engaged Maxim to act as the lead placement agent in connection with the Second Registered Offering and the Public Offering. In connection therewith, the Company has agreed to (i) pay Maxim a cash fee equal to 7.0% of the aggregate gross proceeds of the Second Registered Offering and the Public Offering, and (ii) reimburse Maxim for all reasonable and documented out-of-pocket expenses, including the reasonable fees, costs, and disbursements of its legal counsel in the aggregate of $120,000.

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
Interest Expense, Net of Interest Income
Interest expense consists of interest paid to service our convertible promissory notes which include the amended trust note with the Buckhout Charitable Remainder Trust (the “Amended BCR Trust Note”), the term loan promissory note payable and revolving line of credit to the Live Oak Banking Company ("Live Oak Bank") (the “Term Loan Promissory Note Payable” and “Revolving Line of Credit,” respectively), two promissory notes payable to Robert Eisiminger, the note payable to Emil Kaunitz, and the note payable to Crom Cortana Fund LLC (“Crom”) net of interest earned from investments. During 2024, the Amended BCR Trust Note was extinguished resulting in a new note, the note payable to Crom and the Term Loan Promissory Note Payable were paid off, and the two promissory notes payable to Robert Eisiminger were combined into one note payable.

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

We file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS’) and state taxing authorities, generally for three years after they were filed. We have filed our 2022 and 2023 federal and state tax returns.
Results of Operations
The year to year comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2024	2023
Revenues	$44,764,852	$45,243,812	$(478,960)	(1.1)%
Cost of revenues	26,498,437	26,568,485	(70,048)	(0.3)%
Gross profit	18,266,415	18,675,327	(408,912)	(2.2)%
Operating expenses:
Indirect costs	9,275,688	8,935,113	340,575	3.8%
Overhead	1,906,682	1,884,059	22,623	1.2%
General and administrative expenses	14,328,672	17,697,886	(3,369,214)	(19.0)%
Goodwill impairment loss	—	6,919,094	(6,919,094)	(100.0)%
(Gain) Loss from change in fair value of contingent earnout	—	(92,000)	92,000	(100.0)%
Total operating expenses	25,511,042	35,344,152	(9,833,110)	(27.8)%
Loss from operations	(7,244,627)	(16,668,825)	9,424,198	(56.5)%

Other expense	(2,667,648)	(2,388,470)	(279,178)	11.7%

Loss before income taxes and preferred stock dividends	(9,912,275)	(19,057,295)	9,145,020	(48.0)%

Income tax (expense) benefit	(68,032)	1,257,117	(1,325,149)	(105.4)%
Net loss	(9,980,307)	(17,800,178)	7,819,871	(43.9)%
Preferred stock dividend	119,277	118,152	1,125	1.0%
Net loss to common shareholders	$(10,099,584)	$(17,918,330)	$7,818,746	(43.6)%
Revenue

Total revenues decreased by $(478,960) or (1.1)% to $44,764,852 for the year ended December 31, 2024 from $45,243,812 for the year ended December 31, 2023. This decrease in revenue was mainly due to the sale of the Mainnerve Federal Services, Inc. dba MFSI Government Group, a Delaware corporation, entity on September 11, 2024.
Cost of revenues

Total cost of revenues decreased by $(70,048) or (0.3)% to $26,498,437 for the year ended December 31, 2024 from $26,568,485 for the year ended December 31, 2023. This decrease was driven primarily by the sale of the Mainnerve Federal Services, Inc. dba MFSI Government Group, a Delaware corporation, entity on September 11, 2024.

Gross Profit

Total gross profit decreased by $(408,912) or (2.2)% to $18,266,415 for the year ended December 31, 2024 from $18,675,327 for the year ended December 31, 2023. This decrease was driven by changes in revenue noted above.

Operating expenses

Total operating expenses decreased by $(9,833,110) or (27.8)% to $25,511,042 for the year ended December 31, 2024 from $35,344,152 for the year ended December 31, 2023. The increase in indirect cost of $340,575 was driven primarily by the increase in accrued paid leave resulting from the Company's implementation of a new paid time off policy that initially increased the accrued leave balance. The decrease in general and administrative (“G&A”) costs of $(3,369,214) was primarily driven by a reduction in salaries, achieved through the implementation of strategic cost-saving initiatives and the enhancement of operational efficiencies across all G&A support departments, and a decrease in noncash stock based compensation granted to certain employees of $2,068,783. In 2024, it was determined that no goodwill impairment expense was required, the expense was $6,919,094 in 2023, and the contingent earnout was agreed to and noted as a liability in Due to Seller in the Consolidated Balance Sheets, under Part II, Item 8, of this Form 10-K.

Other income (expense)

Other income (expense) increased by $279,178 or 11.7% to $(2,667,648) for the year ended December 31, 2024 from $(2,388,470) for the year ended December 31, 2023. This increase was primarily driven by the fair value of the derivative liability offset by the decrease in amortization of debt discounts, due to the restructuring of the Company’s debt as detailed in Note 7, under Part II, Item 8, of this Form 10-K. With the exception of $807,173 of interest expense paid in 2024, the remainder of other income (expense) is related to noncash items, such as the amortization of debt discount of $359,567, and the change in the fair value of the derivative of $725,600 as noted in Note 12, under Part II, Item 8, of this Form 10-K.

Income tax benefit (expense)

Income tax benefit (expense) increased by $1,325,149 or (105.4)% to $(68,032) for the year ended December 31, 2024 from $1,257,117 for the year ended December 31, 2023. This increase was primarily driven by the increase in deferred tax liabilities from the acquisition of Global Technology Management Resources, Inc. (“GTMR”) and subsequent release of valuation allowance.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2023	2022
Revenues	$45,243,812	$42,190,643	$3,053,169	7.2%
Cost of revenues	26,568,485	24,593,326	1,975,159	8.0%
Gross profit	18,675,327	17,597,317	1,078,010	6.1%
Operating expenses:
Indirect costs	8,935,113	11,859,401	(2,924,288)	(24.7)%
Overhead	1,884,059	1,560,252	323,807	20.8%
General and administrative expenses	17,697,886	13,586,600	4,111,286	30.3%
Loss from change in fair value of contingent earnout	(92,000)	555,000	(647,000)	(116.6)%
Total operating expenses	35,344,152	27,561,253	7,782,899	28.2%
Loss from operations	(16,668,825)	(9,963,936)	(6,704,889)	67.3%

Other expense	(2,388,470)	(4,124,506)	1,736,036	(42.1)%

Loss before income taxes and preferred stock dividends	(19,057,295)	(14,088,442)	(4,968,853)	35.3%

Income tax benefit (expense)	1,257,117	(819,596)	2,076,713	(253.4)%
Net loss	(17,800,178)	(14,908,038)	(2,892,140)	19.4%
Preferred stock dividend	118,152	100,516	17,636	17.5%
Net loss to common shareholders	$(17,918,330)	$(15,008,554)	$(2,909,776)	19.4%
Revenues

Total revenues increased by $3,053,169 or 7.2% to $45,243,812 for the year ended December 31, 2023 from $42,190,643 for the year ended December 31, 2022. This increase in revenue was due to the acquisition of GTMR (“GTMR Acquisition”), partially offset by a reduction in revenue from lost positions on ongoing contracts principally at SSI and Corvus.

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

Operating expenses

Total operating expenses increased by $7,782,899 or 28.2% to $35,344,152 for the year ended December 31, 2023 from $27,561,253 for the year ended December 31, 2022. The decrease in indirect cost of $(2,924,288) was driven primarily by a reduction in acquisition based bonuses to certain executives from 2022, as well as cost savings implemented in 2023. The increase in overhead costs of $323,807 is related to increases in lease expense due to the GTMR Acquisition. The increase in general and administrative costs of $4,111,286 consist of increases in noncash stock based compensation granted to certain employees, as well as increases in general and administrative salary expense as we in-sourced certain functions such as accounting and business development. The recognition of goodwill impairment resulted from a loss recorded during the third quarter of 2023. The decrease in the loss from change in fair value of contingent earnout is due to adjustments as we finalized the amount after the earnout period ended in late 2023.

Other income (expense)

Other income (expense) decreased by $1,736,036 or (42.1)% to $(2,388,470) for the year ended December 31, 2023 from $(4,124,506) for the year ended December 31, 2022. This decrease was primarily driven by decreases in the fair value of the derivative liability offset by an increase in interest expense due to rate increases during 2023 on our variable rate debt under our agreements with Live Oak Bank.

Income tax (expense) benefit

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
The following table summarizes the value of our contract backlog as of December 31, 2024:

Backlog
Funded	$12,742,938
Unfunded	$15,373,290
Priced Options	$72,365,465
Total Backlog	$100,481,693

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or unscheduled optional orders. Excluding unscheduled options orders, as of December 31, 2024, the Company had $100,481,693 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 28% of the remaining performance obligations over the next 12 months, and approximately 49% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $19,330,955, our grand total backlog is $119,812,648. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in “Part I, Item1. U.S. Political, Budgetary, and Regulatory Environment.” Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress (“Congress”) makes subsequent appropriations and the procuring agency allocates funding to the contract.
Liquidity and Capital Resources

Sources

We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October 2022, with an equity issuance through the listing of our common stock on the NYSE American. As of December 31, 2024, we had $12,005,048 of cash and cash equivalents on hand and unused borrowing capacity of $0 from our revolving line of credit. During the fiscal year 2024, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:

•In January 2024, after filing a universal shelf registration statement on Form S-3 with the SEC in December of 2023 allowing us to issue additional equity (“Security Offering”), we raised net proceeds of approximately $2,200,000.
•In February 2024, we used cash on hand to pay the outstanding principal and accrued interest owed on a note payable to Crom in the amount of $847,000.
•In February 2024, we agreed with Emil Kaunitz to extend the maturity date of a $400,000 note payable from December 31, 2024, to August 1, 2025, after which we will make monthly principal payments of $50,000 per month for eight months.
•In February 2024, we entered into a new $4,000,000 revolving credit facility with Live Oak Bank which matures on February 22, 2025 (the “New Live Oak Revolver”). The New Live Oak Revolver replaces the $2,000,000 Revolving Line of Credit , and we rolled over the $625,000 outstanding principal balance on the Revolving Line of Credit and was advanced an additional amount of $904,793. We also made payments of $1,209,617 to the holders of two notes payable noted below.
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
•In February 2024, we agreed with the Buckhout Charitable Remainder Trust to pay down and amend a convertible promissory note payable. We accessed the New Live Oak Revolver to pay down principal of $809,617. We simultaneously agreed to enter into a new note payable in the principal amount of $2,400,000 which matures on August 31, 2026, and may not be converted into common stock. Commencing in September 2024, we began making monthly principal payments of $100,000 for 24 months.
•In May 2024, the Company entered in to a program to self-insure some of its healthcare risk up to a certain limit, with the use of a stop loss policy. In June 2024, the Company made an equity investment of $54,533 in a captive insurance company. To mitigate risks, the Company created a reserve as of December 31, 2024, of $79,217 based on six months of claims data. Additionally, the Company has engaged with a third-party actuarial firm to assist in providing reports related to claims incurred but not reported. Losses will be accrued based on the Company's historical claims experience and reports provided by the actuaries.
•On July 8, 2024, we repaid the balance owed on the Term Loan Promissory Note Payable of $252,678, that was due to mature on August 11, 2024. This payment retired the Term Loan Promissory Note Payable with Live Oak bank.
•In December 2024, the Company entered into a securities purchase agreements with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 9,473,700 shares of the Company’s common stock, at a purchase price of $0.38 per share. This resulted in aggregate gross proceeds to the Company of approximately $3.6 million, The offering closed on December 24, 2024
•In December 2024, the Company entered into a securities purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a public offering that included certain additional other purchasers, 4,355,000 shares of the Company’s common stock, at a purchase price of $0.85 per share. This resulted in aggregate gross proceeds to the Company of approximately $3.7 million. The offering closed on December 30, 2024.
•As of December 31, 2024, 6,437,501 of the Regular Warrants have been exercised, resulting in $2.3 million net proceeds. In addition, 700,000 warrants issued in 2023 were exercised which resulted in aggregate proceeds to the Company of approximately $966,000.

We believe our existing cash and cash equivalents provided by our ongoing operations, together with funds available through the transactions noted above, will be sufficient to meet our working capital, capital expenditures, and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, and Note 9, under Part II, Item 8., Financial Statements of this Form 10-K.

Information about our cash flows is presented in our statements of cash flows and is summarized in the following table:

	Twelve Months Ended December 31,
	2024	2023	2022
Net cash provided (used in) by:
Operating activities	$1,120,105	$(2,264,447)	$990,163
Investing activities	221,356	(440,985)	(339,282)
Financing activities	$9,082,746	$(104,623)	$1,972,100

Comparison of the Years Ended December 31, 2024 and 2023

Operating activities

Net cash provided by operating activities increased to $1,120,105 for the year ended December 31, 2024, compared to $(2,264,447) used in operating activities for the year ended December 31, 2023. This increase in net cash from operating activities was primarily driven by a decrease in net loss, decreases in accounts receivables (due to timing of collections), as well as noncash adjustments related to changes in the fair value of derivative liabilities during the year ended December 31, 2024, and goodwill impairment recognized during the year ended December 31, 2023.

Investing activities

Net cash provided by investing activities increased to $221,356, for the year ended December 31, 2024, from $(440,985), for the year ended December 31, 2023. The decrease in net cash used in investing activities was primarily due to the cash paid in the acquisition of GTMR during 2023.

Financing activities

During the year ended December 31, 2024, $9,082,746 net cash was provided by financing activities, primarily due to the proceeds from the issuance of common stock, pre-funded warrants, and the exercise of regular warrants, offset by an increase in repayment of notes payable, notes payable - related party, and repayments of amounts due to seller, compared to net cash provided used in financing activities of $(104,623), for the year ended December 31, 2023.

Critical Accounting Policies and Estimates
The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Part II, Item 8. Financial Statements, Note 2 — Summary of Significant Accounting Policies to our annual audited consolidated financial statements, included elsewhere in the document. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. Preparation of our financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.
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
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. (“Topic 606”). Topic 606 requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The principles in the standard are applied in five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Our revenue recognition policies are consistent with this five-step framework. Understanding the complex terms of agreements and determining the appropriate time, amount, and method to recognize revenue for each transaction requires judgment. These significant judgments include: (1) determining what point in time or what measure of progress depicts the transfer of control to the customer; (2) estimating contract revenue, costs, and assumptions for schedule and technical issues; (3) selecting the appropriate method to measure progress; and (4) estimating how and when contingencies, or other forms of variable consideration, will impact the timing and amount of recognition of revenue. The timing and revenue recognition in a period could vary if different judgments were made.

Goodwill and Intangible Assets
We account for goodwill and intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.
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

During the third quarter of 2023, due to decline in stock price, management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a noncash charge of $6,919,094. During 2024, no triggering events were noted.
Income Taxes and Uncertain Tax Positions
Income taxes and uncertain tax positions are accounted for in accordance with ASC 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Differences between statutory tax rates and effective tax rates relate to permanent tax differences.
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
In determining the grant date fair value of share-based awards, we must estimate the performance attributes. Since share-based compensation expense can be material to our financial condition, different assumptions and estimates could have a material adverse effect on our financial statements.

Principles of Consolidation

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8., Financial Statements within this Form 10-K for a discussion of principles of consolidation.

Recently Issued Accounting Standards

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8., Financial Statements within this Form 10-K for our assessment of recently issued and adopted accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:

Interest Rate Risk

The Company maintains a revolving line of credit with Live Oak Bank. The Live Oak Bank line of credit is a variable rate instrument with a per annum interest rate equal to the prime rate as quoted in the Wall Street Journal (the “Prime Rate”), plus two percentage points (2.75%). Rising interest rates would increase our interest expense in the future. Such additional cost would need to be funded out of existing cash or additional financing. Future increase in interest rates are not expected to materially impact our Company’s liquidity. The Company has no other debt obligations tied to the Prime Rate, Secured Overnight Financing Rate, or London Interbank Offered Rate.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Castellum, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Castellum, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2020.

McLean, Virginia
March 11, 2025

Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets

	For the Year Ended December 31,
	2024	2023
Assets
Current assets:
Cash	$12,005,048	$1,830,841
Restricted Cash	250,000	—
Accounts receivable	5,507,384	6,883,566
Contract assets	270,147	160,649
Due from buyer	36,214	—
Prepaid income taxes	154,793	216,909
Prepaid expenses and other current assets	667,592	404,228
Total current assets	18,891,178	9,496,193

Fixed assets, net	156,111	310,170

Noncurrent assets:
Due from buyer, net of current portion	191,470	—
Right of use asset – operating leases	1,075,982	613,143
Investment in captive insurance entity	52,110	—
Intangible assets, net	6,793,750	8,970,864
Goodwill	10,676,834	10,716,907
Total noncurrent assets	18,946,257	20,611,084
Total assets	$37,837,435	$30,107,277

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,140,321	$784,965
Accrued payroll and payroll related expenses	3,398,300	2,925,312
Current portion of lease liability – operating leases	310,380	185,263
Due to seller	240,000	350,000
Obligation to issue common and preferred stock	402,708	255,940
Contingent earnout	—	380,000
Derivative liability	883,000	157,600
Revolving credit facility	1,999,944	625,025
Notes payable, related party	250,000	—
Current portion of convertible promissory notes – related parties, net of discount	—	238,212
Current portion of notes payable, net of discount	1,200,000	2,074,775
Total current liabilities	9,824,653	7,977,092

Noncurrent liabilities:
Deferred tax liability	—	6,292
Lease liability – operating leases, net of current portion	780,756	435,204
Contingent earnout, net of current portion	—	340,000
Due to seller, net of current portion	100,000	—
Convertible promissory notes – related parties, net of current portion	—	2,000,000
Notes payable, net of current portion	6,800,000	6,000,000

Note payable – related party, net of current portion	150,000	400,000
Total noncurrent liabilities	7,830,756	9,181,496

Total liabilities	17,655,409	17,158,588

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of December 31, 2024 and 2023	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 770,000 and 770,000 issued and outstanding as of December 31, 2024 and 2023, respectively	77	77
Common stock, par value $0.0001; 3,000,000,000 shares authorized, 77,076,129 and 47,672,427 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7,707	4,767
Additional paid in capital	74,256,138	56,926,157
Accumulated deficit	(54,082,484)	(43,982,900)
Total stockholders’ equity	20,182,026	12,948,689
Total liabilities and stockholders' equity	$37,837,435	$30,107,277
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2024	2023	2022

Revenues	$44,764,852	$45,243,812	$42,190,643

Cost of revenues	26,498,437	26,568,485	24,593,326

Gross profit	18,266,415	18,675,327	17,597,317

Operating expenses:
Indirect costs	9,275,688	8,935,113	11,859,401
Overhead	1,906,682	1,884,059	1,560,252
General and administrative	14,328,672	17,697,886	13,586,600
Goodwill impairment loss	—	6,919,094	—
(Gain) loss from change in fair value of contingent earnout	—	(92,000)	555,000
Total operating expenses	25,511,042	35,344,152	27,561,253
Loss from operations before other income (expense)	(7,244,627)	(16,668,825)	(9,963,936)

Other income (expense):
Loss on induced conversion	—	(300,000)	—
Loss on extinguishment of debt	(822,847)	—	—
Gain from sale of subsidiary	39,234	—	—
Gain (loss) from change in fair value of derivative liability	(725,600)	1,054,025	(132,000)
Other income, net	—	106,419	303
Interest expense, net of interest income	(1,158,435)	(3,248,914)	(3,992,809)
Total other expense	(2,667,648)	(2,388,470)	(4,124,506)
Loss from operations before (expense) benefit for income taxes	(9,912,275)	(19,057,295)	(14,088,442)
Income tax (expense) benefit	(68,032)	1,257,117	(819,596)
Net loss	(9,980,307)	(17,800,178)	(14,908,038)
Less: preferred stock dividends	119,277	118,152	100,516
Net loss to common shareholders	$(10,099,584)	$(17,918,330)	$(15,008,554)

Net loss per share
Basic and diluted	$(0.18)	$(0.38)	$(0.55)

Shares used in calculation of net loss per share
Basic and diluted	55,287,657	47,177,950	27,468,226
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities:
Net loss	$(9,980,307)	$(17,800,178)	$(14,908,038)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	2,220,185	2,528,815	2,032,459
Amortization of discounts, premiums and deferred cost	1,118,194	2,265,061	2,553,317
Share-based compensation	5,426,985	7,495,759	8,796,641
Deferred tax provision	—	(1,480,166)	610,033
Gain on lease termination	(9,225)	—	—
Gain on sale of reporting unit	(39,234)	—	—
Gain on sale of fixed assets	—	—	(303)
Financing fee and bank charges for note payable and advances on revolving credit line	—	—	3,775
Goodwill impairment loss	—	6,919,094	—
Lease cost	286,572	218,314	1,139
Legal fees paid out of proceeds from note payable	—	—	30,000
Change in fair value of contingent earnout	—	(92,000)	555,000
Change in fair value of derivative liabilities	725,600	(1,054,025)	132,000
Gain from timing difference on issuance of shares	—	(107,491)	—
Changes in assets and liabilities
Accounts receivable	1,036,587	(1,187,118)	634,448
Proceeds from factoring accounts receivable	—	850,141	—
Prepaid expenses and other current assets	(147,602)	75,614	(321,593)
Contract asset (liability)	(109,498)	96,785	333,621
Lease liabilities	(269,518)	(185,261)	—
Accounts payable and accrued expenses	861,366	(807,791)	537,664
Net cash provided (used in) by operating activities	1,120,105	(2,264,447)	990,163

Cash flows from investing activities:
Acquisition of business, cash paid to seller	—	(485,739)	(250,000)
Sale of subsidiary, cash received from buyer	279,207	—	—
Cash paid to seller from factoring	—	(411,975)	—
Acquisition of business, cash received from seller	—	475,000	—
Investment in captive insurance entity	(54,534)	—	—
Purchases of fixed assets	(3,317)	(18,271)	(89,282)
Net cash provided (used in) by investing activities	221,356	(440,985)	(339,282)

Cash flows from financing activities:
Proceeds from revolving credit line	1,374,919	325,000	300,000
Payment of debt issuance costs	(64,219)	(15,000)	—
Proceeds from issuance of preferred and common stock	12,052,704	126,000	625,000
Proceeds from note payable	—	1,200,000	1,470,000
Proceeds from exercise of stock options	—	—	12,000
Proceeds from stock offering related to uplisting	—	—	2,000,756
Preferred stock dividend	(119,277)	(118,152)	(100,516)
Loss on induced conversion	—	300,000	—
Repayment of convertible note payable - related party	(809,617)	—	(500,000)
Repayment of amounts due to seller	(730,000)	(280,000)	(471,003)
Repayment of notes payable	(2,621,764)	(1,642,471)	(1,364,137)
Net cash provided (used in) by financing activities	9,082,746	(104,623)	1,972,100
Net increase (decrease) in cash	10,424,207	(2,810,055)	2,622,981
Cash and restricted cash - beginning of period	1,830,841	4,640,896	2,017,915

Cash and restricted cash - end of period	$12,255,048	$1,830,841	$4,640,896

Supplemental disclosures:
Cash paid for interest	$794,361	$994,449	$912,965
Cash paid for income taxes	$47,315	$72,484	$467,910

Summary of noncash activities:
Extinguishment of debt discount - derivative liabilities	$—	$171,128	$—
Extinguishment of debt discount - debt issuance costs	$—	$8,034	$—
Debt discount on note payable	$—	$28,000	$500,000
Partial conversion of note payable	$—	$—	$160,000
Common shares issued for obligation to issue shares	$—	$—	$533,750
Derivative liabilities incurred for note payable	$—	$421,000	$692,000
Extinguishment of derivative liability	$—	$33,375	$—
Gain on extinguishment of convertible note payable - related party	$—	$—	$2,667,903
Adjustment to contingent consideration and customer relationships	$—	$—	$275,000
Fair value adjustment recognized on issuance of common stock in Securities Purchase Agreement	$—	$—	$93,000
Deferred issuance costs recognized for note payable	$—	$—	$59,300
Conversion of Series B preferred shares to common stock	$—	$—	$1,805
Derecognition of lease liability	$396,388	$—	$—
Derecognition of ROU asset	$387,164	$—	$—
Gain on lease termination	$9,225	$—	$—

See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred		Series B Preferred		Series C Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount			Shares	Amount	Shares	Amount
Balances at December 31, 2021	5,875,000	$588	3,610,000	$361	620,000	$62	19,960,632	$1,996	$26,405,126	$(11,086,016)	$15,322,117

Stock-based compensation - options	—	—	—	—	—	—	—	—	4,985,233	—	4,985,233
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	3,496,912	—	3,496,912
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	75,000	8	379,491	—	379,499
Shares issued for uplisting, net of offering costs of approximately $$700,000	—	—	—	—	—	—	1,351,231	135	2,000,621	—	2,000,756
Shares issued for exercise of stock options	—	—	—	—	—	—	15,000	2	11,998	—	12,000
Shares issued for cash including fair value adjustment	—	—	—	—	—	—	1,250,000	125	499,875	—	500,000
Subscription agreement	—	—	—	—	150,000	15	15,000	2	149,983	—	150,000
Debt discount recognized for obligation to issue common stock	—	—	—	—	—	—	0	—	(100,000)	—	(100,000)
Partial conversion of note payable	—	—	—	—	—	—	100,000	10	159,990	—	160,000
Shares issued to satisfy obligation to issue shares	—	—	—	—	—	—	132,500	13	533,737	—	533,750
Fair value adjustment on common stock for Crom	—	—	—	—	—	—	0	—	93,000	—	93,000
Deferred issuance costs	—	—	—	—	—	—	125,000	12	59,288	—	59,300
Conversion of Series B preferred shares to common stock	—	—	(3,610,000)	(361)	—	—	18,050,000	1,805	(1,444)	—	—
Net loss for the year	—	—	—	—	—	—	—	—	—	(15,008,554)	(15,008,554)

Balances at December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	5,923,200	—	5,923,200
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	462,244	45	423,614	—	423,659
Shares issued in acquisition of GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Extinguishment of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount related to derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount related to debt issuance	—	—	—	—	—	—	—	—	(8,034)	—	(8,034)

Extinguishment of derivative liability	—	—	—	—	—	—	0	—	33,375	—	33,375
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000
Shares issued as commitment shares in Crom Transaction	—	—	—	—	—	—	25,000	3	10,997	—	11,000
Balance sheet reclassification adjustment (a)	—	—	—	—	—	—	—	—	(304,500)	30,000	(274,500)
Net loss	—	—	—	—	—	—	—	—	—	(17,918,330)	(17,918,330)

Balances at December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,157	$(43,982,900)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	5,280,217	—	5,280,217
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Sale of common stock, net of filing fees	—	—	—	—	—	—	13,828,701	1,382	6,465,973	—	6,467,355
Private warrants issued to institutional investor	—	—	—	—	—	—	7,137,501	714	4,299,883	—	4,300,597
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	3,080,013	308	528,677	—	528,985
Net loss	—	—	—	—	—	—	—	—	—	(10,099,584)	(10,099,584)

Balances at December 31, 2024	5,875,000	588	—	—	770,000	77	77,076,129	7,707	74,256,138	(54,082,484)	20,182,026

On July 19, 2021, the Company filed a certificate of amendment with the State of Nevada to change the par value of all common and preferred stock to all be $0.0001. All changes to the par value dollar amount for these classes of stock and adjustment to additional paid in capital have been made retroactively.

On October 13, 2022, the Company effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock (“Reverse Stock Split”). As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Annual Report on Form 10-K (“Form 10-K”), including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
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

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of information technology, electronic warfare, information warfare and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company has worked with multiple business brokers and contacts within their business network to identify potential acquisitions.
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
The Company entered into a definitive merger agreement with Mainnerve Federal Services, Inc. dba MFSI Government Group, a Delaware corporation (“MFSI”), effective as of January 1, 2021. This acquisition closed on February 11, 2021. MFSI, a government contractor, has built strong relationships with numerous customers, in the software engineering and IT arena. MFSI provides services in data security and operations for Army, Navy and Intelligence Community clients, and currently works as a software engineering/development, database administration and data analytics subcontractor. The Company entered into a stock purchase agreement to sell MFSI (the “MFSI Divestiture”) on September 11, 2024.
The Company acquired Merrison Technologies, LLC, a Virginia limited liability company (“Merrison”), on August 5, 2021. Merrison, is a government contractor with expertise in software engineering and IT in the classified arena. Effective December 1, 2023, all operations, contracts and employees were merged into Corvus and Merrison was dissolved with the Virginia Secretary of State.
Specialty Systems, Inc. (“SSI”) was acquired August 12, 2021. SSI is a New Jersey based government contractor that provides critical mission support to the Navy at Joint Base McGuire-Dix-Lakehurst in the areas of software engineering, cyber security, systems engineering, program support, and network engineering.

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

On October 13, 2022, the Company completed a $3,000,000 public offering, a 1-for-20 Reverse Stock Split of its common shares, and an uplisting to the NYSE American LLC. All share and per share figures related to the common stock have been retroactively adjusted in accordance with SEC Staff Accounting Bulletin (“SAB”) Topic 4C.
Note 2: Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).
Principles of Consolidation
The consolidated financial statements include the accounts of Castellum, Inc. and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Castellum, Inc. owns 100% of Corvus, MFSI (until sale of subsidiary on September 11, 2024), Merrison (until dissolved as of December 1, 2023), and SSI.
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
Reclassification
The Company has reclassified certain amounts in the 2022 financial statements to comply with the 2023 presentation. These principally relate to classification of “Gain on Disposal of Fixed Assets” to “Other” on our consolidated statements of operations. The reclassifications had no impact on total net loss or net cash flows for the years ended December 31, 2024 and 2023.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principle (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Restricted Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company holds no cash equivalents as of December 31, 2024 and 2023, respectively. The Company maintains cash balances in excess of the FDIC insured limit at a single bank. The Company does not consider this risk to be material.

The Company holds $250,000 in a restricted cash account with Live Oak bank. Effective August 15, 2024, the Company modified the terms of the New Live Oak Revolver with Live Oak Bank. Under the terms of the modified agreement, the Company is required to (i) establish a collateral account with a balance of not less than $250,000 until such time as the senior debt service covenant is replaced by a total debt service covenant of 1.15:1.00 at which time funds shall be released at lender's sole discretion, (ii) modified the frequency of the reporting of the borrowing base certificate from once a month to twice a month, and (iii) reduced the borrowing capacity from $4,000,000 to $2,000,000.

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
Intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of December 31, 2024 represent the valuation of the Company’s customer relationships, trade names, backlog and non-compete agreements which were acquired in the acquisitions. These intangible assets are being amortized on either the straight-line basis over their estimated average useful lives (certain trademarks, tradenames, backlog and non-compete agreements) or are being amortized based on the present value of the future cash flows (customer relationships, certain tradenames, backlog, and non-compete agreements). Amortization expense of the intangible assets runs through March 2038.
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

During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment and requiring goodwill impairment testing for each of its reporting units as of September 30, 2023. Management elected to bypass a qualitative assessment and performed a quantitative assessment, including a market capitalization reconciliation, to evaluate the performance of its reporting units. The impairment assessment resulted in a noncash goodwill impairment charge related to all three reporting units totaling $6,919,094.

During 2024, the Company has noted no indicator or triggering events that demonstrate it is more-likely-than-not our goodwill may be impaired.
Subsequent Events
Subsequent events were evaluated through March 11, 2025, the date the consolidated financial statements for the year ended December 31, 2024 were issued.
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
Contract accounting requires judgment relative to assessing risks and estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of contracts, estimates of revenue and costs are subject to a number of variables. For contract change orders, claims or similar items, judgment is required for estimating the amounts, assessing the potential for realization and determining whether realization is probable. Estimates of total contract revenue and costs are continuously monitored during the term of the contract and are subject to revision as the contract progresses. From time to time, facts develop that require revisions of revenue recognized or cost estimates. To the extent that a revised estimate affects the current or an earlier period, the cumulative effect of the revision is recognized in the period in which the facts requiring the revision become known. When estimates of total costs to be incurred on a contract exceed total revenue, a provision for the entire loss on the contract is recorded in the period in which the loss is determined.
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
The following table disaggregates the Company’s revenue by contract type for the years ended December 31:

	2024	2023	2022
Revenue:
Time and material	$24,483,023	$25,631,786	$25,302,224
Firm fixed price	2,804,574	3,129,520	3,350,084
Cost plus fixed fee	17,477,255	16,482,505	13,538,335
Total	$44,764,852	$45,243,811	$42,190,643
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
Accounts Receivable and Concentration of Credit Risk
An allowance for credit losses is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable; however, United States (“U.S.”) government agencies may pay interest on invoices outstanding more than 30 days. Interest income is recorded when received. As of December 31, 2024 and 2023, management did not consider an allowance for credit losses is necessary.
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
For the years ended December 31, 2024, 2023, and 2022, the Company had two customers represent 47%, and three representing 52%, and 62% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has four customers that represent 65% of the total accounts receivable as of December 31, 2024 and three customers that represented 54% of the total accounts receivable as of December 31, 2023.
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
Share-Based Compensation
The Company follows ASC 718 Compensation – Stock Compensation and has adopted ASU 2017-09 Compensation – Stock Compensation (“Topic 718”) Scope of Modification Accounting. The Company calculates compensation expense for all awards granted, but not yet vested, based on the grant-date fair values. The Company recognizes these compensation costs, on a pro rata basis over the requisite service period of each vesting tranche of each award for service-based grants, and as the criteria is achieved for performance-based grants.
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
Loss Per Share of Common Stock
Basic net loss per common share is computed using the weighted average number of common shares outstanding, as well as a warrant to purchase 1,080,717 shares of common stock for a total aggregate exercise price of $1 granted in connection with the $5,600,000 note payable maturing August 31, 2026, as the cash consideration for the holder/grantee to receive common shares was determined to be nonsubstantive. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and all other warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations. The Company subtracts dividends on preferred stock when calculating loss per share.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending December 31, 2025. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

On November 4, 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses (Subtopic 220-40). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. We are evaluating the disclosure impact of ASU 2023-09; however, we do not expect the standard will have a material impact on the company’s consolidated financial position, results of operations, and/or cash flows.

Other accounting standards updates adopted and/or issued, but not effective until after December 31, 2024, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
Note 3: Acquisition and Disposition
The Company has completed the following acquisition and disposition to achieve its business purposes as discussed in Note 1:
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

The Company had received a preliminary valuation from its specialist and recorded the value of the assets and liabilities acquired based on historical inputs and data as of March 22, 2023. The allocation of the purchase price is based on the best information available. The Company paid $185,896 in transaction costs of GTMR, which was excluded from the purchase price and issued an accounts receivable note (“Accounts Receivable Note”) and held back $240,000, the details for which have been discussed in amounts due to seller in Note 10.

During the measurement period (which is the period required to obtain all necessary information that existed at the acquisition date, or to conclude that such information is unavailable, not to exceed one year), additional assets or liabilities may be recognized, or there could be changes to the amounts of assets or liabilities previously recognized on a preliminary basis, if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of these assets or liabilities as of that date. The measurement period for the GTMR Acquisition closed on March 22, 2024, and there were no further adjustments.

During the measurement period, the Company recorded several adjustments to goodwill as a result of GTMR's adoption of ASC 842, tax adjustments, and an update to the fair value of acquired furniture and equipment. These measurement period adjustments were subsequently identified as a result of the completion of third party accounting assistance.

For all acquisitions disclosed, there were no transaction costs that were not recognized as an expense. Revenue attributable to the GTMR acquisition included in our consolidated statement of operations for the year ended December 31, 2023, was $7,779,478 and $10,858,762 in December 31, 2024.

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

After considering qualitative and quantitative aspects of MFSI and its sale relative to the Guidance of ASC 205-20, Presentation of Financial Statements - Discontinued Operations, Management concluded MFSI should not be reported or disclosed as a discontinued operation. Further, because MFSI represented less than 5% of the total revenue for the Company, and as such was immaterial to the Company's financial statements, pro forma financial statements are not required.

Note 4: Fixed Assets
Fixed assets consisted of the following as of December 31:

	2024	2023
Equipment and software	$261,408	$258,091
Furniture	43,119	43,119
Automobile	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	541,414	538,097
Accumulated depreciation	(385,303)	(227,927)
Fixed assets, net	$156,111	$310,170
Depreciation expense for the years ended December 31, 2024, 2023, and 2022 was $157,376, $148,512, and $62,026 respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of December 31, 2024 and December 31, 2023:

		December 31, 2024
		Gross carrying value	Accumulated Amortization	Net carrying value
Customer relationships	4.5– 15 years	$11,613,000	$(6,736,666)	$4,876,334
Trade name	15 years	783,000	(449,319)	333,681
Trademark	10 years	533,864	(195,862)	338,002
Backlog	3 years	3,210,000	(1,984,267)	1,225,733
Non-compete agreement	2 years	680,000	(660,000)	20,000
		$16,819,864	$(10,026,114)	$6,793,750

		December 31, 2023
Customer relationships	4.5– 15 years	$11,961,000	$(5,529,674)	$6,431,326
Trade name	4.5 years	783,000	(363,938)	419,062
Trademark	15 years	533,864	(145,277)	388,587
Backlog	2 years	3,210,000	(1,513,986)	1,696,014
Non-compete agreement	3-4 years	684,000	(648,125)	35,875
		$17,171,864	$(8,201,000)	$8,970,864

The intangible assets, with the exception of the trademarks, were recorded as part of the acquisitions of Corvus, MFSI, Merrison, LSG, SSI, and GTMR. Amortization expense for the years ended December 31, 2024, 2023, and 2022 was $2,062,809, $2,380,303, and $1,970,433 respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of December 31 are as follows:

2025	$1,422,149
2026	1,218,182
2027	1,014,558
2028	528,784
2029	441,568
Thereafter	2,168,509
Total	$6,793,750

The following table presents changes to goodwill for the years ended December 31, 2024 and 2023 for each reporting unit:

	Corvus	SSI	MFSI	Merrison	Total
December 31, 2022	$6,387,741	$8,461,150	$685,073	$—	$15,533,964
Goodwill acquired through acquisition	—	2,102,037	—	—	2,102,037
Merrison subsumed into Corvus	(4,429,000)	(1,845,094)	(645,000)	—	(6,919,094)
December 31, 2023	1,958,741	8,718,093	40,073	—	10,716,907
Goodwill removed through disposition	—	—	(40,073)	—	(40,073)
December 31, 2024	$1,958,741	$8,718,093	$—	$—	$10,676,834

Note 6: Convertible Promissory Notes – Related Party
The Company entered into convertible promissory notes – related party as follows as of December 31:

	2024	2023
Convertible note payable with a trust related to one of the Company’s former directors, convertible at $0.260 per share, at 5% interest, (extinguished on April 4, 2022 for new note)	$—	$3,209,617
Total Convertible Notes Payable – Related Party	$—	$3,209,617
Less: Debt discount	—	(971,405)
	$—	$2,238,212
Interest expense which includes amortization of discount and premium for the years ended December 31, 2024 and 2023 was $209,622 and $1,399,262, respectively. The amount of the debt discount recorded related to the conversion feature granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount is being amortized over the life of the note.
On February 22, 2024, the Company entered into an agreement to amend the related party convertible promissory note with the Buckhout Charitable Remainder Trust (Laurie Buckhout – Trustee) (the “BCRT”), resulting in the elimination of the convertible discount feature, change in the interest rate, extension of the term, and change in the payoff schedule. As part of this amendment, a partial payment of $809,617 was made on the date of the agreement, resulting in an outstanding balance of $2,400,000 as of that date. The change in terms of the note were evaluated for characteristics of modification or extinguishment, and it was determined that under ASC 470, the debt amendment was considered to be an extinguishment, thus the amended note is considered a new note. As of February 22, 2024, the remaining unamortized carrying value of the convertible discount feature was $761,783, which was treated as a loss on debt extinguishment on the income statement. Concurrent with this amendment, we determined that the trustee of the BCRT Remainder Trust (who resigned as an officer of the Company) is no longer a related party to the Company. See Note 7, "Notes Payable" for more information about the terms of the new note.

Note 7: Notes Payable
The Company entered into notes payable as follows as of December 31:

	2024	2023
Note payable at 7% originally due November 2023, maturing September 30, 2024 (a)	$—	$5,600,000
Note payable at 10% interest dated February 22, 2022 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note including the successful completion of an equity offering of at least $15,000,000 (b)	—	400,000
Note payable at 7.5% dated February 22, 2024, maturing August 31, 2026 (c)	6,000,000	—
Note payable at 12% interest dated April 6, 2023 and matures the earlier of (i) September 30, 2024 or (ii) the acceleration of the obligations as contemplated under the promissory note (d)	—	400,000
Convertible note payable, convertible at $1.20 per share, at 10%, maturing February 13, 2024 (e)	—	840,000
Promissory note payable (f)	2,000,000	—
Term note payable, at prime plus 3% interest, applied on a deferred basis (8.50% at December 31, 2023 and 6.25% at December 31, 2022) maturing August 11, 2024 (g)	—	981,764
Total Notes Payable	8,000,000	8,221,764
Less: Debt Discount	—	(146,989)
	$8,000,000	$8,074,775
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
(b)On February 28, 2022, the Company was obligated to issue 125,000 shares of common stock as further consideration for making this loan to the Company (the "Eisiminger Note 2"). The shares were issued in April 2022. On February 22, 2024, the Company entered into an agreement to amend the Eisiminger Note 2 resulting in a change to the interest rate and an extension of the maturity date. The Eisiminger Note 2 was evaluated for characteristics of debt modification or extinguishment and it was determined that under ASC 470, the debt amendment was considered an extinguishment. Therefore, the remaining unamortized debt discount balance of $61,263 was recorded as a loss in the income statement. As a result of the amendment, the principal balances of the Eisiminger Note 2 was combined with the Eisiminger Note 1 as described in (a) above, resulting in the 2024 Eisiminger Note. See (c) below.
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
(e)On February 13, 2023, the Company entered into a series of transactions with Crom Cortana Fund LLC (“Crom”), the primary purpose of which was related to the GTMR Acquisition entered into on March 22, 2023. In connection therewith, the Company and Crom entered into an agreement to pay off the amount owed to Crom under the terms of the convertible promissory note in the original principal amount of $1,050,000 due April 4,

2023 ("Prior Crom Note"). In consideration of a $300,000 cash payment and 556,250 shares of common stock representing conversion of the remaining principal balance thereunder, the Company’s obligations under the Prior Crom Note was deemed satisfied reducing the balance to zero; we induced conversion of the debt, which effectively extinguished the debt. Simultaneously therewith, the parties entered into a securities purchase agreement (the “2023 SPA”) pursuant to which Crom purchased (a) a convertible promissory note in the principal amount of $840,000 (the “2023 Note Payable”), which matured February 13, 2024 and bears interest at a per annum rate equal to 10% to be paid monthly, and (b) a warrant pursuant to which Crom has the right to purchase up to 700,000 shares of the Company’s common stock (the “2023 Warrant”) at an exercise price of $1.38 which expires 60 months from the date of issuance. The proceeds of the 2023 Note Payable were used primarily to fund the GTMR Acquisition, as well as fund the aforementioned debt repayment. On January 25, 2024, the Company paid the outstanding principal and accrued interest owed on the 2023 Note Payable to Crom. During December 2024, Crom exercised the 700,000 warrants to purchase 700,000 shares at an exercise price of $1.38. See Note 11, “Stockholders’ Equity” for further information on warrants.
(f)On February 22, 2024, the Company and the BCRT entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment is made in August 2026. The terms of the Buckhout February 2024 Note do not permit the principal amount to be converted into common stock. Refer to Note 6, "Convertible Promissory Notes - Related Party" for relevant information regarding the previous note with the BCRT.
(g)On July 8, 2024, the Company repaid the balance owed on the Term Loan Promissory Note Payable of $252,678, that was due to mature on August 11, 2024. This payment retired the Term Loan Promissory Note Payable.
Interest expense, which includes amortization of discount, for the years ended December 31, 2024, 2023, and 2022 was $706,054, $1,732,265, and $1,874,142, respectively.
The total principal payments on our notes payable for the next two years are as follows:

2025	$1,200,000
2026	6,800,000
Total	$8,000,000
Note 8: Note Payable – Related Party
The Company entered into a note payable – related party as follows as of December 31:

	2024	2023
Note payable at 5% due March 31, 2026, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the years ended December 31, 2024, 2023, and 2022 was $20,000.

On February 16, 2024, the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 and (ii) require subsequent monthly principal payments of $50,000 for eight months commencing on the maturity date, with the final payment by March 31, 2026. All other terms of the note payable remain unchanged. As a result, $250,000 is reflected in current liabilities and the remaining balance is reflected in non-current liabilities.

Note 9: Revolving Credit Facility

On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Banking Company ("Live Oak Bank" and the “Revolving Credit Facility”). The Revolving Credit Facility was to mature on March 28, 2029, and draws on it were charged interest at the rate of prime plus 2.75% per annum. Interest is payable monthly. As of December 31, 2023, the Company had $625,025 outstanding on the Revolving Credit Facility.

On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Bank that bears interest at prime plus 2% interest and matures on February 22, 2025 (the “New Live Oak Revolver"). The New Live Oak

Revolver replaces the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793, the majority of which was used to make the partial payment on the convertible promissory note with the BCRT. See Note 6, "Convertible Promissory Notes - Related Party".

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

As of December 31, 2024, the total amount outstanding on the New Live Oak Revolver was $1,999,944. The Company incurred $187,384 in interest in the twelve months ended December 31, 2024, none of which is accrued as of December 31, 2024.

On February 13, 2025, the Company fully repaid its outstanding line of credit with Live Oak Bank in the amount of $1,989,986 Following this payment, the line of credit was closed and the restricted cash was released to the Company’s checking account. The Company has no remaining obligations under this facility. Refer to subsequent events in Note 17 for more detail.
Note 10: Due To Seller and Contingent Earnout

As part the GTMR Acquisition, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment was postponed, and the unpaid balance of $350,000 accrued interest at an annual rate equal to the rate of interest announced publicly by Citibank N.A. in New York, plus 2% until it was paid in full in July of 2024.

Also as part of the GTMR Acquisition, the Company issued an Accounts Receivable Note to the sellers of GTMR whereby the Company was obligated to pay the sellers a principal amount of $206,587, adjusted for deficiencies in net working capital, for four months following the closing date of the acquisition. The Company determined a net working capital deficiency of $49,740, resulting in an amount due to the sellers of $156,847. This amount was paid in full in September of 2023.

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $240,000 is recorded as Due to Seller in current liabilities and $100,000 is reflected in non-current liabilities as of December 31, 2024. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets.

Note 11: Stockholders’ Equity (Deficit)
On October 13, 2022, the Company effected a 1-for-20 reverse split of our authorized and outstanding shares of common stock. As a result of the Reverse Stock Split, all authorized and outstanding common stock and per share amounts in this Form 10-K, including but not limited to, the consolidated financial statements and footnotes included herein, have been adjusted to reflect the Reverse Stock Split for all periods presented.
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A preferred stock, Series B preferred stock and Series C preferred stock. The Series B preferred stock was fully converted into common stock during 2022, and as such, there is no outstanding Series B preferred stock as of December 31, 2024.

Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A preferred stock, par value of $0.0001.

On April 7, 2022, the Company amended the certificate of designation for its Series A preferred stock to (a) provide for an annualized dividend of $0.0125 per share to be paid monthly; (b) amend the conversion ratio for each share of Series A preferred stock to convert into 0.1 share of common stock instead of 1.0 share of common stock; and (c) provide for the Company to have the option to repurchase the Series A preferred stock at any time at a price of $1 per share.

As of December 31, 2024 and December 31, 2023, the Company had 5,875,000 shares of Series A preferred stock issued and outstanding, respectively, convertible into 587,500 shares of common stock. The 5,875,000 shares were issued to the Former Officers of the Company in settlement of debt. For the year ended December 31, 2024, the Company has total preferred stock dividends recognized of $119,277, of which $73,077 is related to Series A preferred stock dividends.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B preferred stock, par value of $0.0001. On October 17, 2022 the Company issued a total of 15,375,000 shares of common stock in connection with the conversion of all of its Series B preferred shares outstanding in connection with its public offering. As of December 31, 2024 and December 31, 2023, the Company had no shares of Series B preferred stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C preferred stock, par value of $0.0001 (effective July 19, 2021). In the year ended December 31, 2023, the Company raised $150,000 for 150,000 shares of Series C preferred stock along with 300,000 common shares.. In the year ended December 31, 2021, the Company raised $620,000 for 620,000 shares of Series C preferred stock along with 1,240,000 common shares. Each share of the Series C preferred stock is convertible into 0.625 common shares, and the Series C preferred stock pays a $0.06 dividend per Series C preferred share per year. The dividend commenced accruing when the Series C preferred shares were fully designated and issued.

For the year ended December 31, 2024, the Company has total preferred stock dividends recognized of $119,277 of which $46,200 is related to Series C preferred stock dividends. The Series C preferred stockholders under their subscription agreements were issued 0.1 common shares per Series C preferred share for their investment. As a result, as of December 31, 2024, 770,000 shares of Series C preferred stock have been issued. See Note 17, “Subsequent Events”, for conversions of Series C preferred stock.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company had 77,076,129 and 47,672,427 shares issued and outstanding as of December 31, 2024 and 2023, respectively. The holders of the Company’s Common Stock are entitled to one vote for each share of common stock held.

On January 25, 2024 the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”). The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share.

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and are exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants are exercisable for five years. The shares, the Pre-Funded Warrants, and the Pre-Funded Warrant Shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2023, and a related prospectus supplement dated January 25, 2024, related to the Registered Offering. The Registered Offering closed on January 29, 2024.

Pursuant to a placement agency agreement dated as of January 25, 2024 (the “Placement Agency Agreement”), the Company engaged Maxim Group LLC (“Maxim”) to act as the lead placement agent in connection with the Registered Offering. At closing, the Company paid Maxim (i) a cash fee equal to 7.0% of the aggregate gross proceeds of the Registered Offering and (ii) reimbursed Maxim for all reasonable and documented out-of-pocket expenses of $60,000, which included the reasonable fees, costs, and disbursements of its legal counsel.

On December 22, 2024, the Company entered into a securities purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 9,473,700 shares of the Company’s common stock, at a purchase price of $0.38 per share (the “Second Registered Offering”). This resulted in aggregate gross proceeds to the Company of approximately $3.6 million, The Second Registered Offering closed on December 24, 2024. The shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement, dated December 22, 2024, related to the Second Registered Offering.

On December 27, 2024, the Company entered into a securities purchase agreement with several institutional investors, pursuant to which the Company agreed to sell and issue, in a public offering that included certain additional other purchasers an aggregate of 4,355,000 shares of the Company’s common stock, at a purchase price of $0.85 per share (the “Public Offering”). This resulted in aggregate gross proceeds to the Company of approximately $3.7 million. The Public Offering closed on December 30, 2024. The shares are being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the SEC on December 12, 2023, and a related prospectus supplement, dated December 27, 2024, related to the Public Offering.

Pursuant to placement agency agreements dated as of December 22, 2024 and December 27, 2024, respectively the Company engaged Maxim to act as the lead placement agent in connection with the Second Registered Offering and the Public Offering. In connection therewith, the Company has agreed to (i) pay Maxim a cash fee equal to 7.0% of the aggregate gross proceeds of the Second Registered Offering and the Public Offering, and (ii) reimburse Maxim for all reasonable and documented out-of-pocket expenses, including the reasonable fees, costs, and disbursements of its legal counsel in the aggregate of $120,000.
During the twelve months ended December 31, 2024, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors (“Board”) for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. Any unvested restricted shares of common stock are forfeited upon termination of the members position on the Board prior to the end of 2024. As of December 31, 2024. these shares have not been issued.

During the twelve months ended December 31, 2024, 29,403,701 shares of common stock were issued related to the Registered Offering, Second Registered Offering, and the Public Offering, for common stock, along with the warrant exercises noted below.
Warrants

The Pre-funded Warrants were immediately exercisable and do not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share. As of December 31, 2024, all Pre-funded Warrants have been exercised.

The Regular Warrants became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants expire on March 20, 2029, and have an exercise price of $0.35 per share. As of December 31, 2024, 6,437,501 of the Regular Warrants have been exercised, with a remaining 2,000,000, exercised in February of 2025. Refer to subsequent events in Note 17 for more detail.

The Regular Warrants and the Pre-funded Warrants do not require a cash settlement. Based on the terms of the agreements, both the Regular Warrants and the Pre-funded Warrants were freestanding, equity-linked instruments that represented separate units of account. The Company allocated the value of the net proceeds from the Registered Offering to the common stock, Regular Warrants and Pre-funded Warrants based on relative fair value. The value allocated to the Regular Warrants and Pre-funded Warrants was recorded in Additional Paid-In Capital in the Consolidated Balance Sheets.

In December, Crom exercised 700,000 warrants, at an exercise price of $1.38, which were issued February 13, 2023, acquiring an equal number of shares of the Company’s common stock.

	2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	7,444,698	$1.68	5,678,836	$1.84

Granted	11,631,035	0.34	1,765,862	1.17
Exercised	(10,331,035)	0.41	—	—
Ending balance	8,744,698	$1.40	7,444,698	$1.68
Intrinsic value of warrants	$6,661,661		$327,214
Weighted Average Remaining Contractual Life (Years)	3.86
Options
On November 9, 2021, the Company approved the 2021 Stock Incentive Plan (“Stock Incentive Plan”) that authorized the Company to grant up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done pursuant to the terms of a stock incentive plan. On November 9, 2023 the Board approved an amendment to the Stock Incentive Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024. As of December 31, 2024, the Company has granted 4,032,500 shares of common stock under the Stock Incentive Plan.

The following represents a summary of options for the Amended Plan and additional options granted outside of the Amended Plan for the years ended December 31, 2024 and 2023:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Fair Value
Outstanding, December 31, 2022	6,425,000	$2.69	6.21	$4.26
Granted	1,932,500	1.48	6.19	1.10
Exercised	—	—
Forfeited	(114,063)	2.00
Outstanding December 31, 2023	8,243,437	2.38	4.76	3.55
Granted	1,900,000	0.22	6.49	0.19
Exercised	—	—
Forfeited	(628,437)	1.55
Outstanding December 31, 2024	9,515,000	$2.03	3.89	$3.12

As of December 31, 2024
Vested and Exercisable	6,367,785	$2.22	3.81	$2.77

Stock based compensation expense related to options for the years ended December 31, 2024 and 2023 was $5,280,217 and $5,923,200, respectively, which is comprised of $4,940,735 and $4,675,129 in service-based grants and $339,482 and $1,248,071 in performance-based grants, for the years ended December 31, 2024 and 2023, respectively.

In accordance with ASC 718-10-50, the Company measures the fair value of its share-based payment arrangements using the Black-Scholes model. The Company measures the share-based compensation on the grant date using the following assumptions:

	Year Ended December 31,
	2024	2023	2022
Expected term	7 years	7 years	7 years
Expected volatility	123.05% - 124.33%	161.61% - 166.14%	135.00% – 177.00%
Expected dividend yield	—	—	—
Risk-free interest rate	3.89% - 4.45%	3.48% - 3.89%	0.10%
The Company measures the share-based compensation for all options and warrants that are not considered derivative liabilities using the Black-Scholes method with these assumptions, and any changes to these inputs can produce significantly higher or lower fair value measurements. The weighted average grant date fair value of the options granted during the years ended December 31, 2024, 2023 and 2022 was $0.19, $1.10 and $3.34, respectively. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury Security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of the Company. Aside from dividends paid on preferred shares, it is the Company's intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero.
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

On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom note; the warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, a convertible note, and warrants in the 2023 SPA. The Company evaluated the conversion option in this convertible note and these warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815 “Derivatives and Hedging.” The warrants issued in connection with the 2023 SPA were exercised in December 2024. Refer to Note 11, “Stockholders’ Equity” for more detail.

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

In connection with the MFSI Divestiture, as discussed in Note 3, "Acquisition and Disposition", Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy.

The Company determined that the significant inputs used to value the Derivative Liabilities fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$265,739	$265,739

Derivative Liabilities	$—	$—	$883,000	$883,000

	Fair Value Measurements at December 31, 2023
	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$157,600	$157,600

The Company’s Derivative Liabilities as of December 31 are as follows:

	2024	2023	Inception
Fair value of 656,250 warrants issued on April 04, 2022	$883,000	$66,000	$378,000
Fair value of conversion option of Crom convertible note	$—	$200	$162,000
Fair value of 700,000 warrants issued on February 13, 2023	$—	$91,400	$259,000
	$883,000	$157,600

During the year ended December 31, 2024, 2023, and 2022 the Company recognized changes in the fair value of the Derivative Liabilities of $(725,400), $666,400, and $824,000 respectively.

Activity related to the Derivative Liabilities for the year ended December 31, 2024 is as follows:

Beginning balance as of December 31, 2023	$(157,600)
Issuance of Derivative Liabilities	—
Change in fair value of Derivative Liabilities	(725,400)
Ending balance as of December 31, 2024	$(883,000)

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the Derivative Liabilities is estimated using a binomial valuation model. The assumptions, inputs, and methodologies the Company uses in determining fair value result in inherent uncertainty. The following assumptions were used for the periods as follows:

	2024	2023
Stock Price	$2.00	$0.30
Conversion option - convertible note	n/a	1.20
Strike price - warrants	1.84	1.38 - 1.84
Term	2.26 years	0.12 years - 4.10 years
Volatility	122.30%	98.00% - 148.30%
Market yield - conversion option	n/a	17.40%
Risk-free rate	4.26%	3.90% - 5.60%
Note 13: Related-Party Transactions
On August 12, 2021, the Company issued a note to an employee in the principal amount of $400,000 that has a maturity date of December 31, 2024 and bears interest at a rate of five percent (5%). The maturity date and other terms of this note were subsequently amended on February 16, 2024, as noted in Note 8, “Note Payable - Related Party”.

As part of the SSI Acquisition Agreement, the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The former shareholders were both employed by the Company during 2024. Refer to Note 10, “Due to Seller and Contingent Earnout”, for additional details.

During 2023, the Company granted warrants to two of its officers pursuant to the employment agreements with these officers as a bonus for closing the GTMR Acquisition.

As part of the GTMR Acquisition, the Company was obligated to pay $1,250,000 which included $350,000 held back to satisfy any net working capital deficiencies. This balance was originally scheduled to be paid six months following the closing date, however, payment was postponed and the unpaid balance of $350,000 accrued interest at an annual rate equal to the rate of interest announced publicly by Citibank N.A. in New York, plus 2% until it was paid in full in July of 2024. One of the sellers of GTMR remains an employee of the Company.

Note 14: Defined Contribution Plan

The Company and its subsidiaries maintain 401(k) plans as a defined contribution retirement plan for all eligible employees. Each 401(k) plan provides for tax-deferred contributions of employees’ salaries, limited to a maximum annual amount as established by the IRS. The plans enroll employees immediately with no age or service requirement.

The aggregate 401(k) Plan employer match was $907,989, $882,707 and $651,353 in the years ended December 31, 2024, 2023 and 2022, respectively.

Note 15: Commitments

As of March 11, 2025, the Company has no material contractual obligations, purchase commitments, or other significant commitments that require disclosure in this note. Should the Company enter into any such commitments in the future, it will update its disclosures accordingly in its periodic filings.

Note 16: Income Taxes
The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31:

	2024	2023	2022
Federal income taxes at statutory rate	21.00%	21.00%	21.00%
State income taxes at statutory rate	(0.40)%	2.20%	3.50%
Change in tax rate	(0.50)%	(0.80)%	(2.90)%
Permanent differences	(8.40)%	(3.60)%	(7.70)%
Other	(2.10)%	0.50%	(1.70)%
Goodwill impairment	—%	(6.30)%	—%
Change in valuation allowance	(10.30)%	(6.40)%	(17.90)%
Totals	(0.70)%	6.60%	(5.70)%
The following is a summary of the net deferred tax asset (liability) as of December 31:

	2024	2023	2022
Deferred tax assets:
Deferred interest	$864,967	$698,231	$—
Lease liabilities	297,596	160,042	8,973
Accrued expenses	317,407	352,346	148,776
Stock compensation	3,896,517	3,530,993	3,008,318
Transaction costs	40,488	44,665	41,817
Other	(68,193)	160	149,153
Total deferred tax assets	5,348,782	4,786,437	3,357,037

Deferred tax liabilities:
Intangible assets	(761,765)	(1,348,275)	(939,607)
ROU Assets	(292,115)	(156,788)	(9,052)
Property and equipment	(17,890)	(55,164)	(8,569)
Debt discount	(113,542)	(256,788)	(741,579)
Cash to accrual method change	—	(136,667)	(43,443)

Total deferred tax liabilities	(1,185,312)	(1,953,682)	(1,742,250)

Valuation allowance	$(4,163,470)	$(2,839,047)	$(1,614,787)

Net deferred tax assets (liabilities)	$—	$(6,292)	$—

The Company recognized a valuation allowance against deferred tax assets of $4,163,470 and $2,839,047 as of December 31, 2024 and 2023, respectively. The valuation allowance increased by $1,324,423 for the year ended December 31, 2024, compared to the increase of $1,224,260 for the year ended December 31, 2023. The increase in the valuation allowance is a result of the current year losses partially offset by nondeductible expenses that are not tax benefited. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of net losses since its inception.

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2024 and 2023.
The provision (benefit) for income taxes for the years ended December 31 are as follows:

	2024	2023	2022
Current	$68,032	$223,049	$209,563
Deferred	—	(1,480,166)	610,033

Total	$68,032	$(1,257,117)	$819,596
Note 17: Subsequent Events

On January 3, 2025, a member of the Company’s Board of Directors, exercised stock options at $0.212 per share for 110,028 shares of Common Stock.

On January 3 and January 8, 2025, two holders of the Company’s Series C Preferred Stock, converted 200,000 shares of Series C Preferred Stock to 125,000 shares of common stock at a conversion rate of 0.625 shares of Common Stock per share of Series C Preferred Stock.

The Company filed a universal shelf registration on Form S-3 (File No. 333-284205) on January 10, 2025, which was declared effective by the SEC on January 24, 2025, pursuant to which the Company may offer and sell up to $100,000,000 of equity and debt securities. The shelf registration provides the Company with the flexibility to issue securities from time to time in one or more offerings, subject to market conditions and corporate needs.

During the month of February, an institutional investor exercised an aggregate of 2,000,000 warrants to purchase 2,000,000 shares of the Company’s common stock which resulted in aggregate proceeds to the Company of $700,000. All warrants held by this investor have now been fully exercised.

On February 12, 2025, an investor exercised an aggregate of 1,080,717 warrants to purchase 1,080,717 shares of the Company’s common stock which resulted in proceeds to the Company of $1. The treatment of these warrants was accessed under ASC 260-10, Earnings Per Share—Overall, where shares issuable for little or no cash consideration shall be considered outstanding common shares and are included in the computation of basic earnings per share since they were originally granted.

On February 13, 2025, the Company fully repaid the New Live Oak Revolver in the amount of $1,989,986. Following this payment, the New Live Oak Revolver was closed and the restricted cash was released to the Company’s checking account. The Company has no remaining obligations under the New Live Oak Revolver.

On February 27, 2025, the GTMR subsidiary was awarded a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services (“MOSS”) in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2024, the end of the period covered by this Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Form 10-K.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c ) of Regulation S-K) during the year ending December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Certain information required in Part III is omitted from this report but is incorporated herein by reference from our Proxy Statement for the 2025 Annual Meeting of Stockholders (as amended or supplemented, the “2025 Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). The 2025 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of this Annual Report on Form 10-K (“Form 10-K”) is incorporated herein by reference to our 2025 Proxy Statement.
Item 11. Executive Compensation

The information required by this Item 11 of this Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of this Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of this Form 10-K is incorporated herein by reference to our 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of this Form 10K is incorporated herein by reference to our 2025 Proxy Statement.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report on Form 10-K (“Form 10-K”):

(1) Consolidated Financial Statements

The consolidated financial statements are filed as part of this Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2) Financial Statement Schedules

The financial statement schedules are omitted because they are either not applicable or the information required is presented in the financial statements and notes thereto under “Part II, Item 8., Financial Statements and Supplementary Data.”

(3) Exhibits

The documents listed in the following Exhibit Index of this Form 10-K are incorporated herein by reference or are filed with this Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-3	333-284205	3.1	January 10, 2025

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	S-3	333-284205	3.2	January 10, 2025

3.4	Second Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	S-3	333-284205	3.3	January 10, 2025

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022
4.3	Common Stock Purchase Warrant dated February 13, 2023 by and between Registrant and Crom Cortana Fund LLC	8-K	001-41526	4.1	February 16, 2023

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.3+	Form of Stock Option Agreement	S-1	333-267249	10.1	44806

10.4+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	44806

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	45013

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	45013

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	45476

10.8+	Employment Agreement dated July 1, 2024 by and between the Registrant and Jay O. Wright	8-K	001-41526	10.2	45476

10.9	Lease Agreement dated January 11, 2018, between LTD Realty investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	44806

10.10	Form of Director Agreement	S-1	333-267249	10.16	44806

10.11++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.12++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.13++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.14++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.2	September 2, 2022

10.15++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.16++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.17	Loan and Security Agreement issued on February 22, 2024 by Registrant, Specialty Systems, Inc., Corvus Consulting, LLC, Mainnerve Federal Services, Inc., Global Technology and Management Resources, Inc., and Live Oak Banking Company	8-K	001-41526	10.2	February 22, 2024

10.18	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Emil Kaunitz	8-K	001-41526	10.3	February 22, 2024

10.19	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and Robert Eisiminger	8-K	001-41526	10.4	February 22, 2024

10.20	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.5	February 22, 2024

10.21	Amended and Restated Subordination and Standby Agreement dated February 22, 2024 by and between Registrant, Live Oak Banking Company, Emil Kaunitz, and William Cabey	8-K	001-41526	10.6	February 22, 2024

10.22	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.23	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.80	February 22, 2024

10.24	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

10.25++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	Form 8-K	001-41526	10.25	February 28, 2025

14.1	Code of Ethics and Business Conduct	S-1	333-267249	14.1	September 2, 2022

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Clawback Policy

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.

#    The certifications attached as Exhibits 32.1 and 32.2 that accompany this Form 10-K are not deemed filed with the SEC and not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Exchange Act whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

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

CASTELLUM, INC.

By: /s/ Glen R. Ives
Date: March 11, 2025	Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

Date: March 11, 2025	By: /s/ David T. Bell
David T. Bell
Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Glen R. Ives and David T. Bell, and each or any one of them, his or her lawful attorneys-in-fact and agents, for such person in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorney-in-fact and agent, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jay O. Wright	General Counsel, Director	March 11, 2025
Jay O. Wright

/s/ Mark S. Alarie	Director	March 11, 2025
Mark S. Alarie

/s/ Bernard S. Champoux	Chair, Director	March 11, 2025
Bernard S. Champoux

/s/ John F. Campbell	Director	March 11, 2025
John F. Campbell

/s/ Mark C. Fuller	Director	March 11, 2025
Mark C. Fuller

/s/ C. Thomas McMillen	Director	March 11, 2025
C. Thomas McMillen