Form 10-Q
period 2025-03-31
Castellum, Inc.
filed 2025-05-09
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 8, 2025
Common Stock, par value $0.0001 per share	86,036,874

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended March 31, 2025

Explanatory Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the “Securities Act,” and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” which statements involve substantial risks and uncertainties. These statements do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties and include statements regarding, among other things, our projected revenue growth and profitability, our growth strategies and opportunity, anticipated trends in our market and our anticipated needs for working capital. They are generally identifiable by use of the words “may,” “will,” “should,” “anticipate,” “estimate,” “plans,” “potential,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” or the negative of these words or other variations on these words or comparable terminology. In particular, these statements relate to future actions, prospective products and services, market acceptance, future performance or results of current and anticipated products and services, sales efforts, expenses, and the outcome of contingencies such as legal proceedings and financial results.
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
•ongoing net income losses and growth trajectory;
•our ability to retain and attract senior management and other employees with suitable experience leading a public company;
•Our ability to attract, retain, and develop highly qualified personnel who possess the necessary security clearances to support the specialized and sensitive nature of our work;
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets:
Cash	$13,289,600	$12,005,048
Restricted Cash	—	250,000
Accounts receivable, net	8,265,177	5,507,384
Contract asset	311,213	270,147
Due from buyer	104,502	36,214
Prepaid income taxes	80,534	154,793
Prepaid expenses and other current assets	600,431	667,592
Total current assets	22,651,457	18,891,178

Fixed assets, net	133,461	156,111

Non-Current Assets:
Due from buyer, net of current portion	118,747	191,470
Right of use asset - operating lease	1,035,682	1,075,982
Investment in captive insurance entity	52,110	52,110
Intangible assets, net	6,438,213	6,793,750
Goodwill	10,676,834	10,676,834
Total non-current assets	18,455,047	18,946,257

Total Assets	$41,106,504	$37,837,435

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$1,505,596	$1,140,321
Accrued payroll and payroll related expenses	3,286,414	3,398,300
Current portion of lease liability – operating leases	327,347	310,380
Due to seller	240,000	240,000
Obligation to issue common and preferred stock	402,708	402,708
Derivative liability	382,000	883,000
Revolving credit facility	—	1,999,944

Notes payable, related party	400,000	250,000
Current portion of notes payable, net of discount	1,200,000	1,200,000
Total current liabilities	7,744,065	9,824,653

Non-Current Liabilities
Lease liability – operating leases, net of current portion	725,707	780,756
Due to seller, net of current portion	40,000	100,000
Notes payable, net of current portion	6,500,000	6,800,000
Note payable – related party, net of current portion	—	150,000
Total non-current liabilities	7,265,707	7,830,756

Total Liabilities	$15,009,772	$17,655,409

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 770,000 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	57	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 86,036,874 and 77,076,129 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8,604	7,707
Additional paid in capital	81,366,998	74,256,138
Accumulated deficit	(55,279,515)	(54,082,484)
Total stockholders' equity	26,096,732	20,182,026

Total Liabilities and Stockholders' Equity	$41,106,504	$37,837,435
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$11,664,365	$11,335,053

Cost of Revenues	7,109,749	6,819,632

Gross Profit	4,554,616	4,515,421

Operating Expenses
Indirect costs	2,385,544	2,490,689
Overhead	512,924	456,620
General and administrative	3,142,155	4,239,334
Total operating expenses	6,040,623	7,186,643

Loss From Operations Before Other Income (Expense)	(1,486,007)	(2,671,222)

Other Income (Expense)
Loss on extinguishment of debt	—	(822,847)
Gain from change in fair value of derivative liability	501,000	46,400
Interest expense, net of interest income	(110,764)	(530,194)
Total other income (expense)	390,236	(1,306,641)

Loss From Operations Before Income Tax Expense	(1,095,771)	(3,977,863)

Income tax (expense)	(74,276)	(133,859)

Net Loss	(1,170,047)	(4,111,722)
Less: preferred stock dividends	26,984	29,819
Net Loss To Common Shareholders	$(1,197,031)	$(4,141,541)

Net Loss Per Share - Basic And Diluted	$(0.01)	$(0.08)

Weighted Average Shares Outstanding - Basic And Diluted	80,953,373	54,792,995
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount

Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905

Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$60,946,590	$(48,124,445)	$12,828,113

Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)

Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flow From Operating Activities
Net loss	$(1,170,047)	$(4,111,722)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	378,187	597,986
Amortization of discounts, premium and deferred costs	—	1,118,194
Stock-based compensation	1,179,209	1,660,451
Financing fee and bank charges for note payable and advances on revolving credit line	—	77,063
Lease cost	40,300	75,167
Change in fair value of derivative liability	(501,000)	(46,400)
Gain on lease termination	—	(9,224)
Changes in assets and liabilities, net of acquisition
Accounts receivable	(2,757,793)	(58,298)
Prepaid expenses and other current assets	154,263	34,954
Contract asset (liability)	(41,066)	257,106
Accounts payable and accrued expenses	253,387	498,605
Lease liability	(38,080)	(70,154)
Net cash (used in) provided by operating activities	(2,502,640)	23,728

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	4,435	—
Net cash provided by in investing activities	4,435	—

Cash Flows From Financing Activities
Proceeds from revolving credit line	—	827,730
Payment of revolving line of credit	(1,999,944)	—
Payment of debt issuance costs	(12,844)	(6,422)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	5,932,529	2,363,143
Preferred stock dividend	(26,984)	(29,819)
Repayment of amounts due to seller	(60,000)	(350,000)
Repayment of convertible note payable - related party	—	(809,617)
Repayment of note payable	(300,000)	(1,599,322)
Net cash provided by financing activities	3,532,757	395,693

Net increase in cash	1,034,552	419,421

Cash - Beginning of Period	12,255,048	1,830,841

Cash - End of Period	$13,289,600	$2,250,262

Supplemental Disclosures

Cash paid for interest expense	$195,843	$215,690
Cash paid (refund) from income taxes	$3,200	$(8,948)

Summary of Non-Cash Activities:

Gain on lease termination	$—	$9,224
Derecognition of lease liability	$—	$396,388
Derecognition of right of use asset	$—	$387,164
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2025 and 2024
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of cybersecurity, information technology, electronic warfare, information warfare, and information operations with businesses in the defense, federal civilian, and commercial markets (the "Markets"). Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering ("MBSE"). These services, which largely focus on securing data and establishing related policies, are applicable to customers in the United States ("U.S.") government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company works with multiple investment bankers and contacts within its business network to identify potential acquisitions.
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
•Global Technology and Management Resources, Inc. ("GTMR").
With the exception of Pax River, all of these acquisitions were considered business combinations under Topic 805 Business Combinations of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). See Note 3, “Disposition” for detail on the disposition of MFSI in 2024.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year then ended. We have continued to follow the accounting policies set forth in those financial statements.
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
The Company currently generates its revenue from three different types of contractual arrangements: cost plus fixed fee (“CPFF”), firm-fixed-price (“FFP”), and time-and-materials (“T&M”) contracts. The Company generally recognizes revenue over time as control is transferred to the customer, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type and the nature of the goods or services to be provided.
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
The following table disaggregates the Company’s revenue by contract type for the three months ended March 31:

	2025	2024
Revenue:
Time and material	$4,935,016	$6,389,298
Firm fixed price	741,066	749,611
Cost plus fixed fee	5,988,283	4,196,144
Total	$11,664,365	$11,335,053
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
Recent Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). This update requires disaggregated information about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending December 31, 2025. Early adoption is permitted. The Company is currently evaluating the impact that this update will have on its financial statement disclosures.
On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2023-09; however, it does not expect the standard will have a material impact on the Company’s consolidated financial position, results of operations, and/or cash flows.

Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
Note 3: Disposition
Since January 1, 2024, the Company has completed the following disposition to achieve its business purposes as discussed in Note 1.
MFSI
On September 11, 2024, the Company entered into a stock purchase agreement with Lead-Risk Millenia, LLC (the "Buyer") for the sale of one of its subsidiaries, MFSI (the "MFSI Divestiture"). The stock purchase agreement, approved by the Board of Directors on September 13, 2024, was for the purchase and sale of 100% of the issued and outstanding stock of MFSI, which became effective on September 16, 2024. The stock purchase agreement required an initial cash payment of $15,000. Additionally, the Company will receive future consideration equal to 6% of all revenue generated by MFSI until September 30, 2029, or until total payments reach $705,000, whichever comes first. As part of the MFSI Divestiture, the Company retained all of MFSI's cash deposits and accounts receivable in excess of $150,000.
Management estimated the present value of future consideration to be received, recognizing short and long term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $223,249 ("Anticipated Receivable"). The Anticipated Receivable is revalued each quarter. The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets.
After considering qualitative and quantitative aspects of MFSI and its sale relative to the guidance of ASC 205-20, Presentation of Financial Statements - Discontinued Operations, Management concluded MFSI should not be reported or disclosed as a discontinued operation. Further, since MFSI represented less than 5% of the total revenue for the Company, it was deemed immaterial to the Company's financial statements, and as such, pro forma financial statements are not required.

Note 4: Fixed Assets
Fixed assets consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Equipment and software	$261,408	$261,408
Furniture	43,119	43,119
Automobiles	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	541,414	541,414
Accumulated depreciation	(407,953)	(385,303)
Fixed assets, net	$133,461	$156,111
Depreciation expense for the three months ended March 31, 2025 and March 31, 2024, was $22,650 and $41,261, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of March 31, 2025 and December 31, 2024:

		March 31, 2025	December 31, 2024
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(10,381,651)	(10,026,114)
Intangible assets, net		$6,438,213	$6,793,750
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, MFSI, Merrison, SSI, LSG, and GTMR. Amortization expense for the three months ended March 31, 2025 and March 31, 2024 was $355,537 and $556,724, respectively. Upon the MFSI Divestiture as disclosed in Note 3, “Disposition”, the intangible assets of MFSI were removed. The intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of March 31 are as follows:

Remainder of the year ending December 31, 2025	$1,066,612
Year ending 2026	1,218,182
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030 and thereafter	2,168,509
Total	$6,438,213

The activity of goodwill for the three months ended March 31, 2025, is as follows:

	Corvus	SSI	MFSI	Total
December 31, 2024	$1,958,741	$8,718,093	$—	$10,676,834

March 31, 2025	$1,958,741	$8,718,093	$—	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the three months ended March 31, 2025.
Note 6: Notes Payable
Our notes payable consists of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Note payable dated February 22, 2024, maturing August 31, 2026 (a)	$6,000,000	$6,000,000
Promissory note payable (b)	1,700,000	2,000,000
Total Notes Payable	$7,700,000	$8,000,000

(a)On February 22, 2024, as a result of amending the previous notes, as detailed Part II, Item 8 “Financial Statements and Supplementary Data”, Note 7 "Notes Payable", of our Annual Report on Form 10-K for the year-ended December 31, 2024, the Company entered into a new note (the "2024 Eisiminger Note"), with a principal balance of $6,000,000, maturing on August 31, 2026, and bearing interest at 7.5% per annum until February 1, 2025, after which the interest rate will increase to 8% per annum.
(b)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which matures on August 31, 2026, and accrues interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment is made in August 2026. The terms of the Buckhout February 2024 Note do not permit the principal amount to be converted into common stock.
Interest expense for the three months ended March 31, 2025 and March 31, 2024 was $153,808 and $233,510, respectively. Accrued interest on the notes payable as of March 31, 2025 and March 31, 2024 was $0.
Future principal payments are scheduled to be $900,000 in 2025, with the remainder being paid off in 2026. Refer to Note 14, "Subsequent Events" for additional information regarding changes to the 2024 Eisiminger Note and the pay off of the Buckhout February 2024 Note.
Note 7: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of March 31, 2025 and December 31, 2024, as follows:

	March 31, 2025	December 31, 2024
Note payable at 5%, amended to mature in March 31, 2026	$400,000	$400,000
On February 16, 2024, the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 and (ii) require subsequent monthly principal payments of $50,000 for eight months commencing on the maturity date, with the final payment by March 31, 2026. All other terms of the note payable remain unchanged. As a result, $400,000 is reflected in current liabilities.
Interest expense for the three months ended March 31, 2025 and 2024, was $4,932 and $4,973, respectively.
Note 8: Revolving Credit Facility
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
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Bank that bears interest at prime plus 2% interest and matures on February 22, 2025 (the “New Live Oak Revolver"). The New Live Oak Revolver replaced the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793. As of December 31, 2024, the total amount outstanding on the New Live Oak Revolver was $1,999,944.
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
On February 13, 2025, the Company fully repaid the New Live Oak Revolver with Live Oak Bank in the amount of $1,989,986 Following this payment, the line of credit was closed and the restricted cash was released to the Company’s checking account. The Company has no remaining obligations under the New Live Oak Revolver.
Interest expense for the three months ended March 31, 2025 and 2024, was $28,658 and $14,402, respectively.
Note 9: Due to Seller

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition which closed in August 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $240,000 is recorded as Due to Seller in current liabilities and $40,000 is reflected in non-current liabilities as of March 31, 2025. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets.

Note 10: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of March 31, 2025 and December 31, 2024, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the three months ended March 31, 2025 and 2024, the Company recognized $18,269 and 18,269, respectively, in Series A dividends, all of which have been paid as of March 31, 2025.

Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of March 31, 2025 and December 31, 2024, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of March 31, 2025, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2024, the Company had 770,000 shares of Series C Preferred Stock issued and outstanding.
For the three months ended March 31, 2025, the Company recognized $8,715 in Series C dividends, all of which have been paid as of March 31, 2025.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 86,036,874 and 77,076,129 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively.
On January 25, 2024, the Company entered into a securities purchase agreement with an institutional investor, pursuant to which the Company agreed to sell and issue, in a registered direct offering, an aggregate of (i) 5,243,967 shares of the Company’s common stock, at a purchase price of $0.32 per share and (ii) 3,193,534 pre-funded warrants (the “Pre-funded Warrant(s)”) to purchase up to an aggregate of 3,193,534 shares of common stock for aggregate gross proceeds to the Company of approximately $2.7 million, before deducting the placement agent fees and estimated offering expenses payable by the Company (the “Registered Offering”). The Pre-funded Warrants were sold at an offering price of $0.319 per Pre-funded Warrant and are exercisable at a price of $0.001 per share.

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and were exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants are exercisable for five years. All Pre-funded and Regular Warrants have been exercised as of March 31, 2025.

On January 3, 2025, a member of the Company’s Board of Directors, exercised stock options at $0.212 per share for 110,028 shares of common stock.

In January 2025, two holders of the Company’s Series C Preferred Stock, converted 200,000 shares of Series C Preferred Stock into 125,000 shares of common stock at a conversion rate of 0.625 shares of Common Stock per share of Series C Preferred Stock.

On February 12, 2025, an investor exercised an aggregate of 1,080,717 warrants to purchase 1,080,717 shares of the Company’s common stock which resulted in proceeds to the Company of $1. Prior to this exercise, the treatment of these warrants was evaluated under ASC 260-10, Earnings Per Share — Overall. Under this guidance, shares issuable for little or no cash consideration are considered outstanding common shares and are included in the computation of basic earnings per share from the date they are granted. Accordingly, the exercise of these warrants does not impact the Company's earnings per share calculation.

On January 10, 2025, the Company filed a universal shelf registration on Form S-3 (File No. 333-284205), which was declared effective by the SEC on January 24, 2025, pursuant to which the Company may offer and sell up to $100,000,000 of equity and debt securities.

On March 19, 2025, the Company closed on the public offering (the "Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "2025 Warrants"). The 2025 Warrants are immediately exercisable at $1.08 per share and will expire 60 days from the date of issuance. The shares of common stock and 2025 Warrants are immediately separable and were issued separately. Gross proceeds from the Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the offering for working capital and general corporate purposes.

As of March 31, 2025, 1,145,000 of the 2025 Warrants issued above were exercised at $1.08 per share, for gross proceeds of $1.2 million before deducing placement agent fees.
During the three months ended March 31, 2025, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors (the "Board") for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. The shares were not issued as of March 31, 2025.
During the three months ended March 31, 2025, 8,960,745 shares of common stock were issued.
Warrants
The Pre-funded Warrants were immediately exercisable and did not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share. As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024, all Pre-funded Warrants have been exercised.

The Regular Warrants became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants would have expired on March 20, 2029, and had an exercise price of $0.35 per share. 6,437,501 of the Regular Warrants were exercised in 2024. The remaining 2,000,000 warrants were exercised in February of 2025 to purchase 2,000,000 shares of the Company’s common stock which resulted in aggregate proceeds to the Company of $700,000. All warrants held by this investor have now been fully exercised.

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
Of the 4,500,000 2025 Warrants issued during the public offering in March 2025, 1,145,000 warrants were exercised at $1.08 per share prior to March 31, 2025. The remaining 3,355,000 warrants will expire on May 19, 2025, if not exercised prior to that time.
The following table represents a summary of warrants for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	8,744,698	$1.40	7,444,698	$1.68

Granted	4,500,000	1.08	11,631,035	0.34
Exercised	(4,225,717)	0.46	(10,331,035)	0.41
Ending balance	9,008,981	$1.69	8,744,698	$1.40

Warrants exercisable	9,008,981		8,744,698
Intrinsic value of warrants	$21,317		$6,661,661
Weighted Average Remaining Contractual Life (Years)	2.48		3.86

Options
The Company on November 9, 2021, approved the 2021 Stock Incentive Plan (the "Plan"), that authorized the Company to issue up to 2,500,000 shares of the Company's common stock in the form of restricted stock, stock options, and other stock awards as set forth in the Plan. On November 9, 2023 the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024. As of March, 31, 2025, 5,887,500 stock options have been granted under the Amended Plan.
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment"). The Second Plan Amendment is subject to the approval of the Company's shareholders at the Company's 2025 annual meeting of shareholders to be held on May 28, 2025.
The following represents a summary of options for the Amended Plan and additional options granted outside of the Amended Plan, for the three months ended March 31, 2025 and the year ended December 31, 2024:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2024	9,515,000	$2.03	3.89	$3.12
Granted	1,855,000	1.07	6.85	1.05
Exercised	(125,000)	0.21	6.23	0.39
Forfeited	(625,000)	0.80		2.00
Outstanding March 31, 2025	10,620,000	$1.96	4.09	$2.80

As of March 31, 2025
Vested and exercisable	6,661,445	$2.24	4.38	$2.67

During the three months ended March 31, 2025, the Company recognized $1,179,209 of noncash stock based compensation related to the vesting of service-based stock options. 125,000 options were exercised during the three months ended March 31, 2025.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Expected term	7 years	7 years
Expected volatility	164.63% – 169.75%	123.05% – 124.33%
Expected dividend yield	—	—
Risk-free interest rate	4.14% – 4.51%	3.89% - 4.45%

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
On April 4, 2022, the Company issued common stock, a convertible note, and warrants in a SPA with Crom (respectively, the "2022 Crom Note", the "2022 Crom Warrants, and the “2022 Crom SPA”). The Company had evaluated the conversion option liability in the 2022 Crom Note and the 2022 Crom Warrant to determine proper accounting treatment and determined them to be derivative liabilities ("Derivative Liabilities").
On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom Note; the 2022 Crom Warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, a note payable with Crom ("2023 Note Payable"), and 2023 Crom Warrants in the 2023 Crom SPA ("2023 Crom Warrants"). The Company evaluated the conversion option in the 2023 Note Payable and the 2022 Crom Warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815, Derivatives and Hedging. In 2024, the 2023 Note Payable was paid in full, thereby extinguishing the conversion feature, and the 2023 Crom Warrants were exercised. The Derivative Liabilities in the tables below include only the 2022 Crom Warrants. Refer to Note 10, “Stockholders’ Equity”, for more detail.

The Company recognized a liability for the estimated fair value of the 2022 Crom Warrants. The estimated fair value of the liability was calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company determined that the significant inputs used to value the 2022 Crom Warrants fall within Level 3 of the fair value hierarchy.

In connection with the MFSI Divestiture, as discussed in Note 3, "Disposition", Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$223,249	$223,249

2022 Crom Warrants	$—	$—	$382,000	$382,000

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$265,739	$265,739

2022 Crom Warrants	$—	$—	$883,000	$883,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

March 31, 2025
Expected term - warrants	2.01 years
Stock price as of measurement date	$1.06
Volatility (observed)	149.30%
Incremental discount	5.0%
Selected volatility – post haircut	128.7%
Risk-free interest rate	3.89%
Note 12: Concentrations
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
For the three months ended March 31, 2025 and 2024, the Company had three customers representing 63% and 54% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 63% and four customers that represent 65% of the total accounts receivable as of March 31, 2025, and December 31, 2024, respectively.
Note 13: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (6.80)% and (3.40)% for the three months ended March 31, 2025, and 2024, respectively. The decrease in the effective tax for the three months ended March 31, 2025, versus the effective tax rate for the three months ended March 31, 2024 was primarily due to the nondeductible compensation, state taxes and change in valuation allowance.
Note 14: Subsequent Events

On April 17, 2025, the Company entered into an amendment to the letter agreement dated February 24, 2024 with Robert Eisiminger (the "Amended Letter Agreement") pursuant to which Mr. Eisiminger agreed to accept a $2 million principal payment (the "Principal Payment") from the Company on two notes payable. As a result of the Principal Payment, the principal balance on the note payable with a principal balance of $400,000 dated February 28, 2022 was reduced to zero, and the principal balance on the 2024 Eisiminger Note was reduced to $4.0 million. The parties also agreed to extend the maturity date from August 31, 2026 to December 15, 2027 on the 2024 Eisiminger Note, and increase the per annum interest rate from 8.0% to 10.0%. All other terms of the 2024 Eisiminger Note remain unchanged.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2024 filed with the Securities and Exchange Commission ("SEC") on March 11, 2025 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Castellum, Inc. is a technology company focused on leveraging the power of information technology to help solve the nation’s most pressing national security challenges. The Company provides clients in the United States (“U.S.) government (“USG”), financial services, healthcare, and other users of large data applications with services which include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.
Recent Developments
On March 19, 2025, the Company closed on the public offering (the "Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "2025 Warrants"). The 2025 Warrants are immediately exercisable at $1.08 per share and will expire 60 days from the date of issuance. The shares of common stock and 2025 Warrants are immediately separable and were issued separately. Gross proceeds from the Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the offering for working capital and general corporate purposes.

As of March 31, 2025, 1,145,000 of the 2025 Warrants issued above were exercised at $1.08 per share, for gross proceeds of $1.2 million before deducing placement agent fees.
Business Operations and Trends

We believe that the following trends and developments in the USG services industry and our markets may influence our future results of operations:

•budget deficits and the growing U.S. national debt increasing pressure on the USG to reduce federal spending across all federal agencies together with associated uncertainty about the size and timing of those reductions;

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

•delays in the completion of USG’s budget processes for FY 2026, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

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

•consolidation of acquisition authority in areas directly related to the core business of the Company could limit access to new business and re-competing for existing business;

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

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part II, Item 1A. on this Quarterly Report on Form 10Q and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 11, 2025 have affected or could materially adversely affect our business, prospects, operating results, and financial condition.

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

The continuing resolution (“CR”) enacted on December 21, 2024, extended the federal funding at fiscal year 2024 levels through March 14, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (H.R. 1968). This legislation extends government funding at fiscal year 2024 levels through September 30, 2025, thereby averting a government shutdown.

Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
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

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31,		Change
	2025	2024	Amount	%
Revenues	$11,664,365	$11,335,053	$329,312	3%
Cost of revenues	7,109,749	6,819,632	290,117	4%
Gross Profit	4,554,616	4,515,421	39,195	1%
Operating expenses:
Indirect costs	2,385,544	2,490,689	(105,145)	(4)%
Overhead	512,924	456,620	56,304	12%
General and administrative expenses	3,142,155	4,239,334	(1,097,179)	(26)%
Change in fair value of contingent earnout	—	—	—	NM
Total operating expenses	6,040,623	7,186,643	(1,146,020)	(16)%
Loss from operations:	(1,486,007)	(2,671,222)	1,185,215	(44)%

Other (expense), net	390,236	(1,306,641)	1,696,877	(130)%

Loss before income taxes and preferred stock dividends	(1,095,771)	(3,977,863)	2,882,092	(72)%

Income tax benefit (expense)	(74,276)	(133,859)	59,583	(45)%
Preferred stock dividend	26,984	29,819	(2,835)	(10)%
Net loss	$(1,197,031)	$(4,141,541)	$2,944,510	(71)%

NM - Not Meaningful
Revenue
Total revenue was $11,664,365 for the three months ended March 31, 2025 as compared to total revenue of $11,335,053 for the three months ended March 31, 2024. The increase of $329,312 or 3%, was driven primarily by the award to the Company's subsidiary Global Technology and Management Resources, Inc. of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions and additional direct labor growth on existing contracts, offset by the sale of the subsidiary Mainnerve Federal Services, Inc. in September 2024.
Cost of revenues
Total cost of revenues was $7,109,749 for the three months ended March 31, 2025 as compared to total cost of revenues of $6,819,632 for the three months ended March 31, 2024. The increase of $290,117, or 4%, is in line with the change in revenue noted above and additional labor and subcontractor costs for the PMA-290 award.
Gross Profit
Total gross profit was $4,554,616 for the three months ended March 31, 2025 as compared to total gross profit of $4,515,421 for the three months ended March 31, 2024. The increase of $39,195, or 1%, was driven primarily by managing labor costs on certain projects.
Operating expenses
Total operating expenses were $6,040,623 for the three months ended March 31, 2025 as compared to total operating expense of $7,186,643 for the three months ended March 31, 2024. The decrease of $1,146,020, or 16%, was primarily driven by a reduction in salaries, achieved through the implementation of strategic cost-saving initiatives and the enhancement of operational efficiencies across all G&A support departments, and a decrease in noncash stock based compensation granted to certain employees
Other income (expense)
Total other income (expense) was $390,236 for the three months ended March 31, 2025 as compared to total other (expense) of $(1,306,641) for the three months ended March 31, 2024. The decrease in (expense) of $1,696,877 or 130%, was primarily driven by the decrease in expense due to the reduction in the fair value of derivative liability, the decrease in interest expense due to the overall decrease in debt, and the increase in interest income due to the Company's cash balance.
Income tax (expense) benefit

Income tax expense was $(74,276) for the three months ended March 31, 2025, as compared to an expense $(133,859) for the three months ended March 31, 2024. The decrease in expense of $59,583 or 45% was primarily related to the decrease in permanent adjustments and changes in valuation allowance against our net deferred tax assets.

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
Contract Backlog

Funded	$18,480,276
Unfunded	28,720,493
Priced Options	156,158,301
Total Scheduled Backlog	$203,359,070
Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of March 31, 2025, the Company had $203,359,070 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 21.0% of the remaining performance obligations over the next 12 months, and approximately 62.0% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $13,974,906, our grand total backlog is $217,333,976. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of March 31, 2025, we had $13,289,600 of cash and cash equivalents on hand. During the first quarter of 2025, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:
•2,000,000 warrants were exercised in February of 2025 to purchase 2,000,000 shares of the Company’s common stock which resulted in aggregate proceeds to the Company of $700,000.
•On March 19, 2025, the Company closed on the Public Offering of 4,500,000 Units at an offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock. The 2025 Warrants are immediately exercisable at $1.08 per share and will expire 60 days from the date of issuance. Gross proceeds from the Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses.
•As of March 31, 2025, 1,145,000 of the 2025 Warrants issued in the Public Offering were exercised at $1.08 per share, for gross proceeds of $1.2 million before deducing placement agent fees.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, "Notes Payable", Note 7, "Note Payable - Related Party", and Note 9, "Due to Seller" in this Quarterly Report on Form 10-Q.
Shares of our common stock included in our public float as of May 8, 2025 was 68,021,165 which excludes 17,905,681 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

	Three Months Ended March 31, 2025		Change
	2025	2024	Amount	%
Net cash provided by (used in) operating activities	$(2,502,640)	$23,728	$(2,526,368)	-10647%
Net cash provided by investing activities	4,435	—	$4,435	NM
Net cash provided by financing activities	3,532,757	395,693	$3,137,064	793%
Change in cash	$1,034,552	$419,421	$615,131	147%
NM - Not Meaningful
Operating activities
Net cash used in operating activities was $(2,502,640) for the three months ended March 31, 2025, compared to $23,728 for the three months ended March 31, 2024. This decrease in net cash provided by operating activities was primarily driven by an increase in accounts receivable for the three months ended March 31, 2025.
Investing activities
Net cash provided by investing activities was $4,435 for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024. The increase in net cash provided by investing activities was primarily due to the sale of the subsidiary Mainnerve Federal Services, Inc. dba MFSI Government Group.
Financing activities
Net cash provided by financing activities was $3,532,757, for the three months ended March 31, 2025, compared to $395,693 provided by financing activities for the three months ended March 31, 2024. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock and 2025 Warrants issued in the Public Offering, offset by the pay down of the revolving line of credit.
Critical Accounting Policies and Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2024. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2024.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2024. There have been no material changes to our principles of consolidation disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2024.
Recently Issued Accounting Standards
In December 2023, the FASB issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures. This update requires disaggregated information about a reporting entity’s effective tax rate reconciliations as well as information on income taxes paid. This update is effective for annual periods beginning in our fiscal year ending December 31, 2025. Early adoption is permitted. We are currently evaluating the impact that this update will have on our financial statement disclosures.

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

Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest rate and market risk
The Company has no debt obligations tied to the Prime Rate or the Secured Overnight Financing Rate as of March 31, 2025.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024 filed on March 11, 2025 have affected or could materially adversely affect our business, prospects, operating results, and financial condition. Certain statements in “Risk Factors” are forward-looking statements. See “Explanatory Note Regarding Forward-Looking Statements.”
We have modified the following risk factor to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:
Risks Related to our Business, Industry and Operations
Our business may suffer if we or our employees are unable to obtain the security clearances or other qualifications needed to perform services for our customers or we are unable to hire qualified personnel who possess the necessary security clearance.
Many of our USG contracts require us to have security clearances and employ personnel with specified levels of education, work experience, and security clearances. Depending on the level of clearance, security clearances can be difficult and time-consuming to obtain. If we or our employees lose or are unable to obtain necessary security clearances, or we are not able to hire employees who possess the necessary security clearance, we may not be able to win new business and our existing customers could terminate their contracts with us or decide not to renew them. To the extent we cannot obtain or maintain the required security clearances for our employees working on a particular contract, we may not generate the revenue anticipated from the contract which could cause our results to differ materially and adversely from those anticipated.
We have deleted the following risk factor from those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:
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
(b)Use of Proceeds from the Public Offering.
On March 19, 2025, the Company closed on the public offering of 4,500,000 units ("Unit") at a public offering price of $1.00 per Unit (the "Public Offering"). Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock. The warrants are immediately exercisable at $1.08 per share and will expire 60 days from the date of issuance. The shares of common stock and warrants are immediately separable and were issued separately.
Gross proceeds from the Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the Public Offering for working capital and general corporate purposes.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated March 17, 2025 which was filed with the SEC on the same date pursuant to Rule 424(b)(5) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.
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

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.3+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.4+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8+	Employment Agreement dated July 1, 2024 by and between the Registrant an Jay O. Wright	8-K	001-41526	10.2	July 3, 2024

10.9	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.10	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.11++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.12++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.13++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.14++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.15++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.16++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.17	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.18	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.8	February 22, 2024

10.19	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

10.20++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	March 18, 2025

10.21	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.22	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	March 18, 2025

10.23	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.24+	Amendment dated March 31, 2025 to Employment Agreement dated July 1, 2024 with Jay O. Wright	8-K	001-41526	10.1	April 4, 2025

10.25+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 9, 2025	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)