Form 10-Q
period 2025-06-30
Castellum, Inc.
filed 2025-08-08
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2025
Common Stock, par value $0.0001 per share	93,000,584

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended June 30, 2025

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
•our ability to successfully develop or commercialize new products and partner with companies that have complementary products and to successfully develop these offerings;
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets:
Cash	$14,729,948	$12,005,048
Restricted Cash	—	250,000
Accounts receivable, net	9,258,357	5,507,384
Contract asset	313,102	270,147
Due from buyer	104,502	36,214
Prepaid income taxes	257,161	154,793
Prepaid expenses and other current assets	679,180	667,592
Total current assets	25,342,250	18,891,178

Fixed assets, net	214,199	156,111

Non-Current Assets:
Due from buyer, net of current portion	118,747	191,470
Right of use asset - operating lease	958,798	1,075,982
Investment in captive insurance entity	52,110	52,110
Intangible assets, net	6,082,676	6,793,750
Goodwill	10,676,834	10,676,834
Total non-current assets	18,103,364	18,946,257

Total Assets	$43,445,614	$37,837,435

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$2,286,332	$1,140,321
Accrued payroll and payroll related expenses	3,423,394	3,398,300
Current portion of lease liability – operating leases	309,020	310,380
Due to seller	220,000	240,000
Obligation to issue common and preferred stock	—	402,708
Derivative liability	366,000	883,000
Revolving credit facility	—	1,999,944

Notes payable, related party	400,000	250,000
Current portion of notes payable, net of discount	—	1,200,000
Total current liabilities	7,004,746	9,824,653

Non-Current Liabilities
Lease liability – operating leases, net of current portion	668,366	780,756
Due to seller, net of current portion	—	100,000
Notes payable, net of current portion	4,000,000	6,800,000
Note payable – related party, net of current portion	—	150,000
Total non-current liabilities	4,668,366	7,830,756

Total Liabilities	$11,673,112	$17,655,409

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 770,000 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	57	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 90,814,084 and 77,076,129 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	9,081	7,707
Additional paid in capital	87,391,218	74,256,138
Accumulated deficit	(55,628,442)	(54,082,484)
Total stockholders' equity	31,772,502	20,182,026

Total Liabilities and Stockholders' Equity	$43,445,614	$37,837,435
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$14,024,090	$11,522,388	$25,688,455	$22,857,441

Cost of Revenues	8,963,643	6,849,180	16,073,392	13,668,812

Gross Profit	5,060,447	4,673,208	9,615,063	9,188,629

Operating Expenses
Indirect costs	2,216,730	2,211,640	4,602,274	4,702,330
Overhead	497,307	512,261	1,010,231	968,881
General and administrative	2,729,933	3,519,512	5,872,088	7,758,845
Total operating expenses	5,443,970	6,243,413	11,484,593	13,430,056

Loss From Operations Before Other Income (Expense)	(383,523)	(1,570,205)	(1,869,530)	(4,241,427)

Other Income (Expense)
Loss on extinguishment of debt	—	—	—	(822,847)
Gain from change in fair value of derivative liability	16,000	56,000	517,000	102,400
Interest expense, net of interest income	(30,357)	(211,999)	(141,121)	(742,192)
Total other income (expense)	(14,357)	(155,999)	375,879	(1,462,639)

Loss Before Income Taxes and Preferred Stock Dividends	(397,880)	(1,726,204)	(1,493,651)	(5,704,066)

Income tax benefit (expense)	75,773	(120,531)	1,497	(254,390)

Net Loss	(322,107)	(1,846,735)	(1,492,154)	(5,958,456)
Less: preferred stock dividends	26,820	29,819	53,804	59,639
Net Loss To Common Shareholders	$(348,927)	$(1,876,554)	$(1,545,958)	$(6,018,095)

Net Loss Per Share - Basic And Diluted	$0.00	$(0.03)	$(0.02)	$(0.11)

Weighted Average Shares Outstanding - Basic And Diluted	87,144,174	57,190,645	62,020,658	54,456,453
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905
Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$60,946,590	$(48,124,445)	$12,828,113

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,127,762	—	$1,127,762
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,876,554)	(1,876,554)

Balance - June 30 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$62,074,352	$(50,000,999)	$12,079,321

Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)

Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732

Stock-based compensation - options	—	—	—	—	—	—	—	—	640,021	—	640,021
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,166,667	416	4,469,990	—	4,470,406
Warrants exercised	—	—	—	—	—	—	610,543	61	639,709	—	639,770
Balance sheet reclassification adjustment (Note 2)	—	—	—	—	—	—	—	—	274,500	—	274,500
Net loss for the period	—	—	—	—	—	—	—	—	—	(348,927)	(348,927)

Balance - June 30, 2025	5,875,000	$588	—	$—	570,000	$57	90,814,084	$9,081	$87,391,218	$(55,628,442)	$31,772,502
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flow From Operating Activities
Net loss	$(1,492,154)	$(5,958,456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	750,213	1,167,029
Amortization of discounts, premium and deferred costs	—	1,118,194
Stock-based compensation	1,819,228	2,932,356
Settlement of stock compensation in cash	(128,207)	—
Lease cost	117,183	144,212
Change in fair value of derivative liability	(517,000)	(102,400)
Gain on lease termination	—	(9,225)
Changes in assets and liabilities
Accounts receivable	(3,750,973)	517,909
Prepaid expenses and other current assets	(101,113)	40,382
Contract asset (liability)	(42,955)	237,661
Accounts payable and accrued expenses	1,171,105	819,867
Lease liability	(113,749)	(135,183)
Net cash (used in) provided by operating activities	(2,288,422)	772,346

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	4,435	—
Purchases of fixed assets	(97,226)	—
Investment in captive insurance entity	—	(54,534)
Net cash used in investing activities	(92,791)	(54,534)

Cash Flows From Financing Activities
Proceeds from revolving credit line	—	904,793
Payment of revolving line of credit	(1,999,944)	—
Payment of debt issuance costs	(12,844)	(6,422)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	11,042,706	2,363,143
Preferred stock dividend	(53,804)	(59,639)
Repayment of amounts due to seller	(120,000)	(560,000)
Repayment of convertible note payable - related party	—	(809,617)
Repayment of note payable	(4,000,000)	(1,969,086)
Net cash provided by (used in) financing activities	4,856,114	(136,828)

Net increase in cash	2,474,901	580,984

Cash - Beginning of Period	12,255,048	1,830,841

Cash - End of Period	$14,729,949	$2,411,825

Supplemental Disclosures
Cash paid for interest expense	$326,938	$415,397
Cash paid (refund) from income taxes	$100,854	$(3,535)

Summary of Non-Cash Activities:

Derecognition of lease liability	$—	$396,388
Derecognition of right of use asset	$—	$387,164
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2025 and 2024
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of cybersecurity, information technology, electronic warfare, information warfare, and information operations with businesses in the defense, federal civilian, state and local governments, and commercial markets (the "Markets"). Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering ("MBSE"). These services, which largely focus on securing data and establishing related policies, are applicable to customers in the United States ("U.S.") government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy customer owned networks, or customers who rely upon cloud-based infrastructures.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2024, included in our Annual Report on Form 10-K for the year then ended. We have continued to follow the accounting policies set forth in those financial statements.
Business Segments
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, the Chief Executive Officer, reviews consolidated results of operations to make decisions. The Company maintains one operating and reportable segment, which is the delivery of products and services in the areas of information technology, electronic warfare, information warfare, and cybersecurity in the governmental and commercial markets.
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
These arrangements generally qualify for the “right-to-invoice” practical expedient where revenue is recognized in proportion to billable consideration. FFP level-of-effort contracts are substantially similar to T&M contracts except that the Company is required to deliver a specified level-of-effort over a stated period. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required services.
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
The Company accounts for contract costs in accordance with the Accounting Standards Codification ("ASC") 340-40, Other Assets and Deferred Costs - Contracts with Customers. The Company recognizes the cost of sales of a contract as an expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company’s revenue by contract type for the six months ended June 30:

	2025	2024
Revenue:
Time and material	$9,038,319	$12,691,564
Firm fixed price	1,426,214	1,512,416
Cost plus fixed fee	15,223,922	8,653,461
Total	$25,688,455	$22,857,441
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

The Company files income tax returns in the U.S. Federal tax jurisdiction and various state tax jurisdictions. The Federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service and state taxing authorities, generally for three years after they were filed.
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
On November 4, 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40) ("ASU 2024-03"). ASU 2024-03 requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 will be effective for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is evaluating the disclosure impact of ASU 2024-03; however, it does not expect the standard will have a material impact on the Company’s consolidated financial position, results of operations, and/or cash flows.

Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
Balance Sheet Reclassification Adjustment
The Company identified an immaterial error in its annual and interim financial statements for the year ended December 31, 2023 and the first, second, third quarters of 2023, the year ended December 31, 2024, and the first quarter of 2024, whereby additional paid in capital was understated by $274,500 and the obligation to issue common shares account was overstated by $274,500. These immaterial amounts have been adjusted and the corrected balances are reflected in the Company's Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and the Consolidated Statement of Changes in Stockholders' Equity.
Note 3: Disposition
Since January 1, 2024, the Company completed the following disposition to achieve its business purposes as discussed in Note 1.
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
Management estimated the present value of future consideration to be received, recognizing short- and long-term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $223,249 ("Anticipated Receivable"). The Anticipated Receivable is revalued each quarter. The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the

Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets.
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
Note 4: Fixed Assets
Fixed assets consisted of the following as of June 30, 2025, and December 31, 2024:

	June 30, 2025	December 31, 2024
Equipment and software	$359,123	$261,408
Furniture	43,119	43,119
Automobiles	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	639,129	541,414
Accumulated depreciation	(424,930)	(385,303)
Fixed assets, net	$214,199	$156,111
Depreciation expense for the three and six months ended June 30, 2025, was $16,489 and $39,139, and depreciation expense for the three and six months ended June 30, 2024, was $39,826 and $81,087, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of June 30, 2025, and December 31, 2024:

		June 30, 2025	December 31, 2024
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(10,737,188)	(10,026,114)
Intangible assets, net		$6,082,676	$6,793,750
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and six months ended June 30, 2025 was $355,537 and $711,074, respectively, and amortization expense for the three and six months ended June 30, 2024 was $529,218 and $1,085,942, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.

Future amortization of the intangible assets for the next five years as of June 30 are as follows:

Remainder of the year ending December 31, 2025	$711,075
Year ending 2026	1,218,182
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030 and thereafter	2,168,509
Total	$6,082,676
The goodwill rollforward for the six months ended June 30, 2025, reflects no changes, as follows:

	Corvus	SSI	Total
December 31, 2024	$1,958,741	$8,718,093	$10,676,834

June 30, 2025	$1,958,741	$8,718,093	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the six months ended June 30, 2025.
Note 6: Notes Payable
Our notes payable consists of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Note payable dated February 22, 2024, maturing August 31, 2026 (a)	$4,000,000	$6,000,000
Promissory note payable (b)	—	2,000,000
Total Notes Payable	$4,000,000	$8,000,000

(a)On February 22, 2024, as a result of amending the previous notes, as detailed Part II, Item 8 “Financial Statements and Supplementary Data”, Note 7 "Notes Payable", of our Annual Report on Form 10-K for the year-ended December 31, 2024, the Company entered into a new note (the "2024 Eisiminger Note"), with a principal balance of $6,000,000, maturing on August 31, 2026, and bearing interest at 7.5% per annum until February 1, 2025, after which the interest rate will increase to 8% per annum. On April 17, 2025, the Company amended the 2024 Eisiminger Note to provide for a $2,000,000 principal payment, extend the maturity date to December 15, 2027, and increase the interest rate to 10%.
(b)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which matured on August 31, 2026, and accrued interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount will be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment is made in August 2026. On June 2, 2025, the Company fully repaid the remaining principal balance of the Buckhout February 2024 Note, along with two days of accrued interest for the month of June. The repayment fully extinguished the related liability.
Interest expense for the three and six months ended June 30, 2025 was $126,110 and $279,918, respectively, and $150,456 and $383,966 for the three and six months ended June 30, 2024, respectively. Accrued interest on the notes payable as of June 30, 2025 and June 30, 2024 was $0.
Future principal payments are scheduled to be zero in 2025, with the full balance due 2027.

Note 7: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of June 30, 2025 and December 31, 2024, as follows:

	June 30, 2025	December 31, 2024
Note payable at 5%, amended to mature on March 31, 2026	$400,000	$400,000
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
Interest expense for the three and six months ended June 30, 2025, was $4,986 and $9,918, respectively, and $4,973 and $9,945 for the three and six months ended June 30, 2024, respectively.
Note 8: Revolving Credit Facility
On April 4, 2022, the Company secured a $950,000 revolving credit facility with Live Oak Banking Company ("Live Oak Bank" and the “Revolving Credit Facility”). The Revolving Credit Facility was to mature on March 28, 2029. As of December 31, 2023, the Company had $625,025 outstanding on the Revolving Credit Facility.
On February 22, 2024 the Company entered into a $4,000,000 revolving credit facility with Live Oak Bank that matured on February 22, 2025 (the “New Live Oak Revolver"). The New Live Oak Revolver replaced the Revolving Credit Facility. The Company rolled over the principal balance outstanding of approximately $625,000 on the Revolving Credit Facility and was advanced an additional amount of $904,793. As of December 31, 2024, the total amount outstanding on the New Live Oak Revolver was $1,999,944.
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
On February 13, 2025, the Company fully repaid the New Live Oak Revolver with Live Oak Bank in the amount of $1,989,986 plus interest. Following this payment, the line of credit was closed and the restricted cash was released to the Company’s checking account. The Company has no remaining obligations under the New Live Oak Revolver.
Interest expense for the six months ended June 30, 2025 and 2024, was $28,658 and $14,402, respectively.
Note 9: Due to Seller

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition which closed in August 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $220,000 is recorded as Due to Seller in current liabilities as of June 30, 2025. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets.

Note 10: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of June 30, 2025 and December 31, 2024, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the six months ended June 30, 2025 and 2024, the Company recognized $36,539 and $36,539, respectively, in Series A dividends, all of which have been paid as of June 30, 2025.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of June 30, 2025 and December 31, 2024, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of June 30, 2025, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2024, the Company had 770,000 shares of Series C Preferred Stock issued and outstanding.
For the six months ended June 30, 2025 and 2024, the Company recognized $17,265 and $23,100 in Series C dividends, all of which have been paid as of June 30, 2025.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 90,814,084 and 77,076,129 shares issued and outstanding as of June 30, 2025, and December 31, 2024, respectively.
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

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and were exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants were exercisable for five years. All Pre-funded and Regular Warrants have been exercised as of June 30, 2025.

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

On March 19, 2025, the Company closed on the public offering (the "March 2025 Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and March 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the March 2025 Offering for working capital and general corporate purposes.

On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants are immediately exercisable at $1.22 per share and will expire 60 days from the date of issuance. The shares of common stock and June 2025 Warrants are immediately separable and issued separately. Gross proceeds from the June 2025 Public Offering are approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

As of June 30, 2025, 1,755,543 of the March 2025 Warrants issued were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducing placement agent fees. The remaining, 2,744,457 March 2025 Warrants, have expired as of June 30, 2025. As of June 30, 2025, — of the June 2025 Warrants issued were exercised. See Note 14, "Subsequent Events", for further details.
During the six months ended June 30, 2025, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors (the "Board") for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. On June 11, 2025, the Board agreed to a cash payment totaling $146,700, paid out on June 17, 2025, and the obligation to issue shares was reduced to zero.
During the six months ended June 30, 2025, 13,737,955 shares of common stock were issued.
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
Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to June 30, 2025. The remaining 2,744,457 warrants expired on May 19, 2025.
Of the 4,166,667 June 2025 Warrants issued during the June 2025 Public Offering, zero warrants were exercised at $1.22 per share prior to June 30, 2025, and will expire on August 12, 2025, if not exercised prior to that time. Refer to Note 14, "Subsequent Events" for details concerning the exercise of a portion of the June 2025 Warrants.
The following table represents a summary of warrants for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Six Months Ended June 30, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	8,744,698	$1.40	7,444,698	$1.68

Granted	8,666,667	1.15	11,631,035	0.34
Exercised	(4,836,260)	0.54	(10,331,035)	0.41
Ending balance	9,820,648	$1.70	8,744,698	$1.40

Warrants exercisable	9,820,648		8,744,698
Intrinsic value of warrants	$10,659		$6,661,661
Weighted Average Remaining Contractual Life (Years)	2.13		3.86
Options
The Company on November 9, 2021, approved the 2021 Stock Incentive Plan (the "Plan"), that authorized the Company to issue up to 2,500,000 shares of the Company's common stock in the form of restricted stock, stock options, and other stock awards as set forth in the Plan. On November 9, 2023 the Board of Directors approved an amendment to the Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024. As of June, 30, 2025, 5,887,500 stock options have been granted under the Amended Plan.
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's shareholders at the Company's 2025 annual meeting of shareholders held on May 28, 2025.
The following represents a summary of options for the Second Amended Plan and additional options granted outside of the Second Amended Plan, for the six months ended June 30, 2025 and the year ended December 31, 2024:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2024	9,515,000	$2.03	3.89	$3.12
Granted	1,855,000	1.07	6.55	1.05
Exercised	(125,000)	0.21	5.99	0.39
Forfeited	(687,500)	0.80		2.00
Outstanding June 30, 2025	10,557,500	$1.97	4.59	$2.82

As of June 30, 2025
Vested and exercisable	7,463,296	$2.08	4.31	$2.48

During the six months ended June 30, 2025, the Company recognized $1,819,228 of noncash stock-based compensation related to the vesting of service-based stock options.125,000 options were exercised during the six months ended June 30, 2025 at $0.212 per share for 110,028 of common stock.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Expected term	7 years	7 years
Expected volatility	164.63% – 169.75%	123.05% – 124.33%
Expected dividend yield	—	—
Risk-free interest rate	4.14% – 4.51%	3.89% - 4.45%
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
On April 4, 2022, the Company issued common stock, a convertible note, and warrants in a SPA with Crom (respectively, the "2022 Crom Note", the "2022 Crom Warrants, and the “2022 Crom SPA”). The Company had evaluated the conversion option liability in the 2022 Crom Note and the 2022 Crom Warrant to determine proper accounting treatment and determined them to be derivative liabilities (the "Derivative Liabilities").

On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom Note; the 2022 Crom Warrants were not affected. Concurrent with the termination of the 2022 Crom SPA, the Company issued common stock, a note payable with Crom (the "2023 Note Payable"), 2023 Crom warrants (the "2023 Crom Warrants") in connection with the 2023 Crom securities purchase agreement (the "2023 Crom SPA"). The Company evaluated the conversion option in the 2023 Note Payable and the 2022 Crom Warrants to determine proper accounting treatment and determined them to be derivative liabilities (also “Derivative Liabilities”). The Derivative Liabilities had and have been accounted for utilizing ASC 815, Derivatives and Hedging. In 2024, the 2023 Note Payable was paid in full, thereby extinguishing the conversion feature, and the 2023 Crom Warrants were exercised. The Derivative Liabilities in the tables below include only the 2022 Crom Warrants. Refer to Note 10, “Stockholders’ Equity”, for more detail.

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

In connection with the divestiture of MFSI , as discussed in Note 3, "Disposition", Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$223,249	$223,249

2022 Crom Warrants	$—	$—	$366,000	$366,000

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$265,739	$265,739

2022 Crom Warrants	$—	$—	$883,000	$883,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

June 30, 2025
Expected term - warrants	1.76 years
Stock price as of measurement date	$1.05
Volatility (observed)	152.30%
Incremental discount	5.0%
Selected volatility – post haircut	134.3%
Risk-free interest rate	3.74%

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
For the six months ended June 30, 2025 and 2024, the Company had three customers (all parts of the U.S. government) representing 70% and 55% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 73% and four customers (all parts of the U.S. government) that represent 65% of the total accounts receivable as of June 30, 2025, and December 31, 2024, respectively.
Note 13: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was 19.04% and (7.00)% for the three months ended June 30, 2025, and 2024, respectively. The change in the effective tax was primarily due to nondeductible stock compensation, disallowed expenses, state taxes and the increase in valuation allowance in the current year as the Company maintains a full valuation allowance against the deferred tax assets. The effective tax rate was 0.10% and (4.50)% for the six months ended June 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the nondeductible stock compensation, disallowed expenses, state taxes, and the increase in valuation allowance.
Note 14: Subsequent Events

Subsequent to June 30, 2025, and prior to the filing date of August 8, 2025, investors exercised an aggregate of 2,186,500 of the June 2025 Warrants to purchase 2,186,500 shares of the Company's common stock which results in gross proceeds to the Company of $2,667,530.

On August 4th, 2025, the Company entered into an agreement to extend the maturity date on the related party note payable to March 1 2, 2026, at which point this note will amortize at $50,000 per month for eight months. The other terms of this note remain unchanged.

On August 4th, 2025, the Company entered into an agreement to pay $2,000,000 of the 2024 Eisiminger Note, reducing the remaining principal balance to $2,000,000. The other terms of the 2024 Eisiminger Note remain unchanged.

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
Business Overview
Castellum, Inc. is a technology company focused on leveraging the power of information technology to help solve the nation’s most pressing national security challenges. The Company provides clients in the United States (“U.S.") government (“USG”), financial services, healthcare, and other users of large data applications with services which include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.
Recent Developments
On March 19, 2025, the Company closed on the public offering (the "March 2025 Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the offering for working capital and general corporate purposes.
Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to June 30, 2025 for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 warrants expired on May 19, 2025.
On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants are immediately exercisable at $1.22 per share and will expire 60 days from the date of issuance. The shares of common stock and June 2025 Warrants are immediately separable and issued separately. As of June 30, 2025, none of the June 2025 Warrants issued were exercised. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

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

The continuing resolution (“CR”) enacted on December 21, 2024, extended the federal funding at fiscal year 2024 levels through March 14, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (H.R. 1968). This legislation extends government funding at fiscal year 2024 levels through September 30, 2025. Subsequently, on July 4, 2025, the President signed the One Big Beautiful Bill Act (Public Law No. 119-21), a comprehensive appropriations package informally referred to as the “Big Beautiful Bill.” While this legislation provides continued funding and program authorizations, absent further congressional action, there remains a risk of a government shutdown after September 30, 2025.

Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended June 30, 2025 compared to the three months ended June 30, 2024.
•the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
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
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
Revenues	$14,024,090	$11,522,388	$2,501,702	22%
Cost of revenues	8,963,643	6,849,180	2,114,463	31%
Gross Profit	5,060,447	4,673,208	387,239	8%
Operating expenses:
Indirect costs	2,216,730	2,211,640	5,090	—%
Overhead	497,307	512,261	(14,954)	(3)%
General and administrative expenses	2,729,933	3,519,512	(789,579)	(22)%
Total operating expenses	5,443,970	6,243,413	(799,443)	(13)%
Loss from operations:	(383,523)	(1,570,205)	1,186,682	(76)%

Other (expense), net	(14,357)	(155,999)	141,642	(91)%

Loss before income taxes and preferred stock dividends	(397,880)	(1,726,204)	1,328,324	(77)%

Income tax benefit (expense)	75,773	(120,531)	196,304	(163)%
Preferred stock dividend	26,820	29,819	(2,999)	(10)%
Net loss	$(348,927)	$(1,876,554)	$1,527,627	(81)%

Revenue
Total revenue was $14,024,090 for the three months ended June 30, 2025 as compared to total revenue of $11,522,388 for the three months ended June 30, 2024. The increase of $2,501,702 or 22%, was driven primarily by the award to the

Company's subsidiary, Global Technology and Management Resources, Inc. ("GTMR") of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions and additional direct labor growth on existing contracts, offset by the reduction in revenue from the sale of the subsidiary Mainnerve Federal Services, Inc. in September 2024.
Cost of revenues
Total cost of revenues was $8,963,643 for the three months ended June 30, 2025 as compared to total cost of revenues of $6,849,180 for the three months ended June 30, 2024. The increase of $2,114,463, or 31%, is in line with the change in revenue noted above and additional labor and subcontractor costs for the PMA-290 award. The additional subcontractor costs are typically at a lower margin than direct labor.
Gross Profit
Total gross profit was $5,060,447 for the three months ended June 30, 2025 as compared to total gross profit of $4,673,208 for the three months ended June 30, 2024. The increase of $387,239, or 8%, was driven primarily by the increase of revenue noted above.
Operating expenses
Total operating expenses were $5,443,970 for the three months ended June 30, 2025 as compared to total operating expense of $6,243,413 for the three months ended June 30, 2024. The decrease of $799,443, or 13%, was primarily driven by a reduction in salaries, achieved through the implementation of strategic cost-saving initiatives and the enhancement of operational efficiencies across all G&A support departments, and a decrease in noncash stock-based compensation granted to certain employees.
Other income (expense)
Total other income (expense) was $(14,357) for the three months ended June 30, 2025 as compared to total other (expense) of $(155,999) for the three months ended June 30, 2024. The decrease in (expense) of $141,642 or 91%, was primarily driven by the decrease in expense due to the reduction in the fair value of derivative liability, the decrease in interest expense due to the overall decrease in debt, and the increase in interest income due to the Company's increased cash balance.
Income tax (expense) benefit

Income tax benefit was $75,773 for the three months ended June 30, 2025, as compared to an expense of $(120,531) for the three months ended June 30, 2024. The decrease in expense of $196,304 or 163% was primarily related to the decrease in permanent adjustments and changes in valuation allowance against our net deferred tax assets.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
Revenues	$25,688,455	$22,857,441	$2,831,014	12%
Cost of revenues	16,073,392	13,668,812	2,404,580	18%
Gross Profit	9,615,063	9,188,629	426,434	5%
Operating expenses:
Indirect costs	4,602,274	4,702,330	(100,056)	(2)%
Overhead	1,010,231	968,881	41,350	4%
General and administrative expenses	5,872,088	7,758,845	(1,886,757)	(24)%
Total operating expenses	11,484,593	13,430,056	(1,945,463)	(14)%
Loss from operations:	(1,869,530)	(4,241,427)	2,371,897	(56)%

Other (expense), net	375,879	(1,462,639)	1,838,518	(126)%

Loss before income taxes and preferred stock dividends	(1,493,651)	(5,704,066)	4,210,415	(74)%

Income tax benefit (expense)	1,497	(254,390)	255,887	(101)%
Preferred stock dividend	53,804	59,639	(5,835)	(10)%
Net loss	$(1,545,958)	$(6,018,095)	$4,472,137	(74)%

Revenue
Total revenue was $25,688,455 for the six months ended June 30, 2025 as compared to total revenue of $22,857,441 for the six months ended June 30, 2024. The increase of $2,831,014 or 12%, was driven primarily by the award to the Company's subsidiary, GTMR of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions and additional direct labor growth on existing contracts, offset by the reduction in revenue from the sale of the subsidiary Mainnerve Federal Services, Inc. in September 2024.

Cost of revenues

Total cost of revenues was $16,073,392 for the six months ended June 30, 2025 as compared to total cost of revenues of $13,668,812 for the six months ended June 30, 2024. The increase of $2,404,580, or 18%, is in line with the change in revenue noted above and additional labor and subcontractor costs for the PMA-290 award.

Gross Profit

Total gross profit was $9,615,063 for the six months ended June 30, 2025 as compared to total gross profit of $9,188,629 for the six months ended June 30, 2024. The increase of $426,434, or 5%, was driven primarily by the increase of revenue noted above.

Operating expenses

Total operating expenses were $11,484,593 for the six months ended June 30, 2025 as compared to total operating expense of $13,430,056 for the six months ended June 30, 2024. The decrease of $(1,945,463), or (14)%, was primarily driven by a reduction in salaries, achieved through the implementation of strategic cost-saving initiatives and the enhancement of operational efficiencies across all G&A support departments, and a decrease in noncash stock based compensation granted to certain employees.

Other expense

Total other expense was $375,879 for the six months ended June 30, 2025 as compared to total other expense of $(1,462,639) for the six months ended June 30, 2024. The decrease in (expense) of $1,838,518 or (126)%, was primarily driven by the decrease in expense due to the reduction in the fair value of derivative liability, the decrease in interest expense due to the overall decrease in debt, and the increase in interest income due to the Company's increased cash balance.

Income tax (expense) benefit

Income tax benefit was $1,497 for the six months ended June 30, 2025, as compared to an expense of $(254,390) for the six months ended June 30, 2024. The decrease in expense of $255,887 or (101)% was primarily driven by an increase in the effective tax rate due to permanent adjustments and changes in valuation allowance against our net deferred tax assets.

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
Contract Backlog

Funded	$18,346,275
Unfunded	22,454,248
Priced Options	161,188,348
Total Scheduled Backlog	$201,988,871
Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of June 30, 2025, the Company had $201,988,871 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 22.0% of the remaining performance obligations over the next 12 months, and approximately 65.0% over the next 24 months. The total backlog is $201,988,871. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of June 30, 2025, we had $14,729,948 of cash on hand. During the first six months of 2025, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:
•2,000,000 warrants were exercised in February of 2025 to purchase 2,000,000 shares of the Company’s common stock which resulted in aggregate proceeds to the Company of $700,000.
•On March 19, 2025, the Company closed on the March 2025 Public Offering of 4,500,000 Units at an offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock. The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance, if not exercised prior to the expiration date. Gross proceeds from the Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses.
•As of June 30, 2025, 1,755,543 of the March 2025 Warrants issued in the March 2025 Public Offering were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducing placement agent fees.
•On June 13, 2025, the Company closed on the June 2025 Public Offering of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit issued as part of the June 2025 Warrants consisted of one share of common stock and one warrant to purchase one share of common stock which are immediately exercisable at $1.22 per share and will expire 60 days from the date of issuance, if not exercised prior to the expiration date. The shares of common stock and June 2025 Warrants are immediately separable and were issued separately. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Refer to Note 14, "Subsequent Events" in this Quarterly Report on Form 10-Q, for further details on the exercised June 2025 warrants.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, "Notes Payable", Note 7, "Note Payable - Related Party", and Note 9, "Due to Seller" in this Quarterly Report on Form 10-Q.
Shares of our common stock included in our public float as of August 7, 2025 was 82,598,534 which excludes 10,292,022 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

	Six Months Ended June 30, 2025		Change
	2025	2024	Amount	%
Net cash provided by (used in) operating activities	$(2,288,422)	$772,346	$(3,060,768)	-396%
Net cash used in investing activities	(92,791)	(54,534)	$(38,257)	NM
Net cash provided by (used in) financing activities	4,856,114	(136,828)	$4,992,942	-3649%
Change in cash	$2,474,901	$580,984	$1,893,917	326%
NM - Not Meaningful
Operating activities
Net cash used in operating activities was $(2,288,422) for the six months ended June 30, 2025, compared to $772,346 net cash provided by for the six months ended June 30, 2024. This decrease in net cash provided by operating activities was primarily driven by an increase in accounts receivable for the six months ended June 30, 2025 due to the ramping up of the PMA-290 award.
Investing activities
Net cash used in investing activities was $(92,791) for the six months ended June 30, 2025, compared to $(54,534) for the six months ended June 30, 2024. The increase in net cash provided by investing activities was primarily due to the purchase of fixed assets.
Financing activities
Net cash provided by financing activities was $4,856,114, for the six months ended June 30, 2025, compared to $(136,828) provided by financing activities for the six months ended June 30, 2024. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock and warrants issued in the March 2025 Public Offering and June 2025 Public Offering, offset by the pay down of the revolving line of credit, the pay down of two notes payable as detailed in Note 6, "Notes Payable" in this Quarterly Report on Form 10-Q
Critical Accounting Policies and Estimates
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
Interest rate and market risk
The Company has no debt obligations tied to the Prime Rate or the Secured Overnight Financing Rate as of June 30, 2025.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We have modified the following risk factor to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:
Risks Related to our Business, Industry and Operations
We may not be able to successfully develop or commercialize new products or partner with companies that have complementary products and successfully develop these offerings, which could adversely affect our business and results of operations.
Our future success depends in part on our ability to partner with other companies and to develop and commercialize new products or enhance existing ones. We may not be able to identify suitable partners, negotiate favorable terms, or manage collaborations effectively. Even if we are able to establish such partnerships, they may not be successful, and our partners may fail to meet their obligations or pursue our shared objectives. In addition, product development is inherently uncertain and subject to technical, regulatory, and market risks. Our efforts to innovate or improve our offerings may not result in commercially viable products or may be delayed or outpaced by competitors. Failure to successfully partner, develop, commercialize, or improve our products could adversely affect our growth, competitive position, and financial performance.
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

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
The Company had no recent sales of unregistered securities.
(b)Use of Proceeds from the Public Offering(s).
On March 19, 2025, the Company closed on the public offering of 4,500,000 units ("Unit") at a public offering price of $1.00 per Unit (the "March 2025 Public Offering"). Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and the March 2025 Warrants are immediately separable and were issued separately.
Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the March 2025 Public Offering for working capital and general corporate purposes.
On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants are immediately exercisable at $1.22 per share and will expire 60 days from the date of issuance. The shares of common stock and June 2025 Warrants are immediately separable and were issued separately.
Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum intends to use the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

There has been no material change in the planned use of proceeds from the March 2025 Public Offering (as described in our final prospectus dated March 17, 2025) or from the June 2025 Public Offering (as described in our final prospectus dated June 12, 2025) each of which was filed with the SEC on the same date pursuant to Rule 424(b)(5) of the Securities Act. As of the date of this Quarterly Report on Form 10-Q, we cannot predict with certainty all of the particular uses for the net proceeds, or the amounts that we will actually spend on the uses set forth in the prospectus.
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

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Stock Purchase Agreement dated May 6, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all of the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.1	September 2, 2022

2.2	First Amendment to Stock Purchase Agreement dated June 2, 2019 by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.2	September 2, 2022

2.3	Second Amendment to Stock Purchase Agreement dated June 8, 2019, by and among BioNovelus, Inc., Bayberry Acquisition Corp., and all the stockholders of Bayberry Acquisition Corp.	S-1	333-267249	2.3	September 2, 2022

2.4	Securities Purchase Agreement dated November 21, 2019, by and among BioNovelus, Inc., Corvus Consulting, LLC, and the Buckhout Charitable Remainder Trust	S-1	333-267249	2.4	September 2, 2022

2.5	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.6	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

4.4	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	June 13, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Stock Incentive Plan	S-1	333-267249	10.9	September 2, 2022

10.3+	Form of Stock Option Agreement	S-1	333-267249	10.10	September 2, 2022

10.4+	Employment Agreement dated April 25, 2022, by and between Registrant and David T. Bell	S-1	333-267249	10.14	September 2, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8+	Employment Agreement dated July 1, 2024 by and between the Registrant and Jay O. Wright	8-K	001-41526	10.2	July 3, 2024

10.9	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.10	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.11++	Labor Hour Subcontract Agreement between Corvus Consulting, LLC and CACI, Inc. - Federal	S-1	333-267249	10.17	September 2, 2022

10.12++	Modification dated April 8, 2022 to Purchase Order No. P000096970 between Corvus Consulting, LLC and CACI, Inc.- Federal	S-1	333-267249	10.18	September 2, 2022

10.13++	Contract No. N00178-14D-7931 effective February 14, 2019 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.19	September 2, 2022

10.14++	Modification No. 1 of Contract No. N6833521C0843 effective November 2, 2021 between Specialty Systems, Inc. and NAVAIR Aircraft Division Lakehurst	S-1	333-267249	10.20	September 2, 2022

10.15++	Time and Material Subcontract Number PO-0018098 dated June 3, 2019 between Perpsecta Engineering, Inc. and Corvus Consulting, LLC	S-1	333-267249	10.21	September 2, 2022

10.16++	Modification 13 to Time and Material Subcontract Number PO-0018098 dated May 31, 2022 between Perspecta Engineering, Inc. and Corvus Consulting, Inc.	S-1	333-267249	10.22	September 2, 2022

10.17	Letter Agreement dated February 22, 2024 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.7	February 22, 2024

10.18	Amended and Restated Convertible Promissory Note in the principal amount of $2,400,000 issued on February 22, 2024 by Registrant, Corvus Consulting, LLC, and The Buckhout Charitable Remainder Trust	8-K	001-41526	10.8	February 22, 2024

10.19	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

10.20++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	March 18, 2025

10.21	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.22	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	March 18, 2025

10.23	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.24+	Amendment dated March 31, 2025 to Employment Agreement dated July 1, 2024 with Jay O. Wright	8-K	001-41526	10.1	April 4, 2025

10.25+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

10.26	Amended Letter Agreement dated April 17, 2025 by and between Registrant and Robert Eisiminger	8-K	001-41526	10.26	April 21, 2025

10.27	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	June 13, 2025

10.28	Placement Agency Agreement dated June 12, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	June 13, 2025

10.29	Warrant Agency Agreement dated June 13, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	June 13, 2025

21.1*	List of Subsidiaries

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 8, 2025	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)