Form 10-Q
period 2025-09-30
Castellum, Inc.
filed 2025-11-07
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 6, 2025
Common Stock, par value $0.0001 per share	94,612,750

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2025

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
•potential future net income losses and growth trajectory;
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
•our ongoing relationships with government entities, agencies, and teaming partners;
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets

Current Assets:
Cash	$17,818,338	$12,005,048
Restricted Cash	—	250,000
Accounts receivable, net	9,369,829	5,507,384
Contract asset	431,003	270,147
Due from buyer	133,588	36,214
Prepaid income taxes	152,444	154,793
Prepaid expenses and other current assets	744,037	667,592
Total current assets	28,649,239	18,891,178

Fixed assets, net	240,143	156,111

Non-Current Assets:
Due from buyer, net of current portion	26,633	191,470
Right of use asset - operating lease	880,278	1,075,982
Investment in captive insurance entity	—	52,110
Other long term receivable	52,360	—
Intangible assets, net	5,727,136	6,793,750
Goodwill	10,676,834	10,676,834
Total non-current assets	17,603,384	18,946,257

Total Assets	$46,252,623	$37,837,435

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$2,375,109	$1,140,321
Accrued payroll and payroll related expenses	3,340,625	3,398,300
Current portion of lease liability – operating leases	290,199	310,380
Due to seller	160,000	240,000
Obligation to issue common and preferred stock	—	402,708
Derivative liability	348,000	883,000

Revolving credit facility	—	1,999,944
Notes payable, related party	350,000	250,000
Current portion of notes payable, net of discount	—	1,200,000
Total current liabilities	6,863,933	9,824,653

Non-Current Liabilities
Lease liability – operating leases, net of current portion	609,878	780,756
Due to seller, net of current portion	—	100,000
Notes payable, net of current portion	2,000,000	6,800,000
Note payable – related party, net of current portion	50,000	150,000
Total non-current liabilities	2,659,878	7,830,756

Total Liabilities	$9,523,811	$17,655,409

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 770,000 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	57	77
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 94,612,750 and 77,076,129 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	9,461	7,707
Additional paid in capital	91,958,566	74,256,138
Accumulated deficit	(55,239,860)	(54,082,484)
Total stockholders' equity	36,728,812	20,182,026

Total Liabilities and Stockholders' Equity	$46,252,623	$37,837,435
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$14,619,687	$11,608,691	$40,308,142	$34,466,131

Cost of Revenues	9,129,119	6,650,035	25,202,512	20,318,846

Gross Profit	5,490,568	4,958,656	15,105,630	14,147,285

Operating Expenses
Indirect costs	2,195,712	2,449,974	6,797,986	7,152,304
Overhead	473,496	495,482	1,483,727	1,464,363
General and administrative	2,376,080	3,396,297	8,248,167	11,155,142
Total operating expenses	5,045,288	6,341,753	16,529,880	19,771,809

Income (Loss) From Operations Before Other Income (Expense)	445,280	(1,383,097)	(1,424,250)	(5,624,524)

Other Income (Expense)
Loss on extinguishment of debt	—	—	—	(822,847)
Gain from change in fair value of derivative liability	18,000	15,000	535,000	117,400
Gain from sale of subsidiary	—	39,234	—	39,234
Interest expense, net of interest income	58,838	(208,709)	(82,283)	(950,905)
Total other income (expense)	76,838	(154,475)	452,717	(1,617,118)

Income (Loss) Before Income Taxes and Preferred Stock Dividends	522,118	(1,537,572)	(971,533)	(7,241,642)

Income tax benefit (expense)	(106,717)	257,480	(105,220)	3,090

Net Income (Loss)	415,401	(1,280,092)	(1,076,753)	(7,238,552)
Less: preferred stock dividends	26,819	29,819	80,623	89,458
Net Income (Loss) To Common Shareholders	$388,582	$(1,309,911)	$(1,157,376)	$(7,328,010)

Net Income (Loss) Per Share - Basic And Diluted	$0.00	$(0.02)	$(0.01)	$(0.13)

Weighted Average Shares Outstanding - Basic And Diluted	89,765,186	57,190,645	87,053,046	54,845,606
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,161	$(43,982,904)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,657,822	—	1,657,822
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Private warrants issued to institutional investor	—	—	—	—	—	—	—	—	1,081,471	—	1,081,471
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	—	—	525,905	—	525,905
Net loss for the period	—	—	—	—	—	—	—	—	—	(4,141,541)	(4,141,541)

Balance - March 31, 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$60,946,590	$(48,124,445)	$12,828,113

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,127,762	—	$1,127,762
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,876,554)	(1,876,554)

Balance - June 30 2024	5,875,000	$588	—	$—	770,000	$77	53,029,914	$5,303	$62,074,352	$(50,000,999)	$12,079,321

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,252,574	—	1,252,574
Shares issued to institutional investor	—	—	—	—	—	—	3,080,014	308	2,772	—	3,080
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,309,911)	(1,309,911)

Balance - September 30, 2024	5,875,000	$588	—	$—	770,000	$77	56,109,928	$5,611	$63,329,698	$(51,310,910)	$12,025,064

Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)

Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732

Stock-based compensation - options	—	—	—	—	—	—	—	—	640,021	—	640,021
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,166,667	416	4,469,990	—	4,470,406
Warrants exercised	—	—	—	—	—	—	610,543	61	639,709	—	639,770
Balance sheet reclassification adjustment (Note 2)	—	—	—	—	—	—	—	—	274,500	—	274,500
Net loss for the period	—	—	—	—	—	—	—	—	—	(348,927)	(348,927)

Balance - June 30, 2025	5,875,000	$588	—	$—	570,000	$57	90,814,084	$9,081	$87,391,218	$(55,628,442)	$31,772,502

Stock-based compensation - options	—	—	—	—	—	—	—	—	284,116	—	284,116
Stock options exercised	—	—	—	—	—	—	125,000	13	26,488	—	26,501
Warrants exercised	—	—	—	—	—	—	3,673,666	367	4,256,744	—	4,257,111
Net Income for the period	—	—	—	—	—	—	—	—	—	388,582	388,582

Balance - September 30, 2025	5,875,000	$588	$—	$—	570,000	$57	94,612,750	$9,461	$91,958,566	$(55,239,860)	$36,728,812
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2025 and 2024
(Unaudited)

	2025	2024
Cash Flow From Operating Activities
Net loss before preferred stock dividends	$(1,076,753)	$(7,238,552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,124,503	1,723,553
Amortization of discounts, premium and deferred costs	—	1,118,194
Stock-based compensation	2,103,344	4,184,930
Deferred tax provision	—	(6,290)
Lease cost	195,709	214,672
Gain on sale of subsidiary	—	(39,234)
Change in fair value of derivative liability	(535,000)	(117,400)
Gain on lease termination	—	(9,225)
Changes in assets and liabilities
Accounts receivable	(3,862,444)	932,912
Prepaid expenses and other current assets	(61,255)	(134,336)
Contract asset (liability)	(160,856)	154,865
Accounts payable and accrued expenses	1,177,114	932,076
Lease liability	(191,060)	(201,628)
Net cash (used in) provided by operating activities	(1,286,698)	1,514,537

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	67,463	109,523
Purchases of fixed assets	(141,924)	(3,317)
Investment in captive insurance entity/other investment	(250)	(54,534)
Net cash used in investing activities	(74,711)	51,672

Cash Flows From Financing Activities
Proceeds from revolving credit line	—	889,793
Settlement of stock compensation in cash	(128,207)	—
Payment of revolving line of credit	(1,999,944)	—
Payment of debt issuance costs	(12,844)	(19,266)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	15,299,817	2,366,223
Preferred stock dividend	(80,623)	(89,458)
Repayment of amounts due to seller	(180,000)	(670,000)
Proceeds from exercise of stock options	26,500	—
Repayment of convertible note payable - related party	—	(809,617)
Repayment of note payable	(6,000,000)	(2,321,764)
Net cash provided by (used in) financing activities	6,924,699	(654,089)

Net increase in cash	5,563,290	912,120

Cash - Beginning of Period	12,255,048	1,830,841

Cash - End of Period	$17,818,338	$2,742,961

Supplemental Disclosures
Cash paid for interest expense	$397,185	$607,133
Cash paid from income taxes	$102,854	$25,813

Summary of Non-Cash Activities:

Derecognition of lease liability	$—	$396,388
Derecognition of right of use asset	$—	$387,164
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2025 and 2024
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
For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”) approved provisional burdens plus a fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. Certain FFP contracts require the use of an input method based on estimated costs to complete. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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
The following table disaggregates the Company’s revenue by contract type for the three months ended September 30:

	2025	2024
Revenue:
Time and material	$4,148,086	$6,254,135
Firm fixed price	619,676	810,812
Cost plus fixed fee	9,851,925	4,543,744
Total	$14,619,687	$11,608,691
The following table disaggregates the Company’s revenue by contract type for the nine months ended September 30:

	2025	2024
Revenue:
Time and material	$13,186,406	$18,945,698
Firm fixed price	2,045,890	2,323,228
Cost plus fixed fee	25,075,846	13,197,205
Total	$40,308,142	$34,466,131

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

Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
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
Note 3: Disposition
During 2024, the Company completed the following disposition to achieve its business purposes as discussed in Note 1.
MFSI

On September 11, 2024, the Company entered into a stock purchase agreement with Lead-Risk Millenia, LLC (the "Buyer") for the sale of its subsidiary, MFSI (the "MFSI Divestiture"). The stock purchase agreement, approved by the Board of Directors on September 13, 2024, was for the purchase and sale of 100% of the issued and outstanding stock of MFSI, which became effective on September 16, 2024. The stock purchase agreement required an initial cash payment of $15,000. Additionally, the Company will receive future consideration equal to 6% of all revenue generated by MFSI until September 30, 2029, or until total payments reach $705,000, whichever comes first. As part of the MFSI Divestiture, the Company retained all of MFSI's cash deposits and accounts receivable in excess of $150,000.
Management estimated the present value of future consideration to be received, recognizing short- and long-term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $160,221 ("Anticipated Receivable"). The Anticipated Receivable is revalued each quarter. The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets.
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
Note 4: Fixed Assets
Fixed assets consisted of the following as of September 30, 2025, and December 31, 2024:

	September 30, 2025	December 31, 2024
Equipment and software	$405,988	$261,408
Furniture	43,119	43,119
Automobiles	43,928	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	685,994	541,414
Accumulated depreciation	(445,851)	(385,303)
Fixed assets, net	$240,143	$156,111
Depreciation expense for the three and nine months ended September 30, 2025, was $18,753 and $57,892, and depreciation expense for the three and nine months ended September 30, 2024, was $38,855 and $119,942, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2025, and December 31, 2024:

		September 30, 2025	December 31, 2024
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(11,092,728)	(10,026,114)
Intangible assets, net		$5,727,136	$6,793,750

The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and nine months ended September 30, 2025 was $355,537 and $1,066,611, respectively, and amortization expense for the three and nine months ended September 30, 2024 was $517,669 and $1,603,611, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of September 30 are as follows:

Remainder of the year ending December 31, 2025	$355,537
Year ending 2026	1,218,182
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030 and thereafter	2,168,507
Total	$5,727,136
The goodwill rollforward for the nine months ended September 30, 2025, reflects no changes, as follows:

	Corvus	SSI	Total
December 31, 2024	$1,958,741	$8,718,093	$10,676,834

September 30, 2025	$1,958,741	$8,718,093	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the nine months ended September 30, 2025.
Note 6: Notes Payable
Our notes payable consists of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Note payable dated February 22, 2024, maturing December 15, 2027 (a)	$2,000,000	$6,000,000
Promissory note payable (b)	—	2,000,000
Total Notes Payable	$2,000,000	$8,000,000

(a)On February 22, 2024, as a result of amending the previous notes, as detailed Part II, Item 8 “Financial Statements and Supplementary Data”, Note 7 "Notes Payable", of our Annual Report on Form 10-K for the year-ended December 31, 2024, the Company entered into a new note (the "2024 Eisiminger Note"), with a principal balance of $6,000,000, maturing on August 31, 2026, and bearing interest at 7.5% per annum until February 1, 2025, after which the interest rate will increase to 8% per annum. On April 17, 2025, the Company amended the 2024 Eisiminger Note, providing for a $2,000,000 principal payment, extending the maturity date to December 15, 2027, and increasing the interest rate to 10%. Subsequently, on August 4, 2025, the Company made an additional $2,000,000 principal payment.
(b)On February 22, 2024, the Company and the Buckhout Charitable Remainder Trust entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") which was scheduled to mature on August 31, 2026, and accrue interest at a per annum rate of 5% through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount was amortized at the rate of $100,000 per month, commencing in September 2024. On June 2, 2025, the Company fully repaid the remaining principal balance of the Buckhout February 2024 Note, along with two days of accrued interest for the month of June. The repayment fully extinguished the related liability.

Interest expense for the three and nine months ended September 30, 2025 was $69,589 and $349,507, respectively, and $181,474 and $565,440 for the three and nine months ended September 30, 2024, respectively. Accrued interest on the notes payable as of September 30, 2025 and September 30, 2024 was $0.
Future principal payments are scheduled to be zero in 2025, with the full principal balance due in December 2027.
Note 7: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of September 30, 2025 and December 31, 2024, as follows:

	September 30, 2025	December 31, 2024
Note payable at 5%, amended to mature on March 31, 2026	$400,000	$400,000
On February 16, 2024, the Company entered into a letter agreement to (i) extend the maturity date from December 31, 2024 to August 1, 2025 and (ii) require subsequent monthly principal payments of $50,000 for eight months commencing on the maturity date, with the final payment by March 31, 2026. On August 1, 2025, the Company further extended the maturity date to March 1, 2026, maintaining the $50,000 monthly amortization for eight months beginning in March 2026. All other terms of the note payable remain unchanged. As a result, $350,000 is reflected in current liabilities and $50,000 is reflected in noncurrent liabilities.
Interest expense for the three and nine months ended September 30, 2025, was $5,041 and $14,959, respectively, and $5,027 and $14,973 for the three and nine months ended September 30, 2024, respectively.
Note 8: Revolving Credit Facility
On April 4, 2022, the Company obtained a $950,000 revolving credit facility with Live Oak Banking Company (“Live Oak Bank”), maturing March 28, 2029. On February 22, 2024, the Company replaced this facility with a new $4,000,000 revolving credit facility maturing February 22, 2025 ("New Live Oak Revolver"). The outstanding balance of approximately $625,000 was rolled over, and an additional $904,793 was advanced. As of December 31, 2024, $1,999,944 was outstanding under the new facility.
Effective August 15, 2024, the Company amended the New Live Oak Revolver, requiring a $250,000 collateral account, increasing borrowing base reporting to twice monthly, and reducing borrowing capacity from $4,000,000 to $2,000,000. On February 13, 2025, the Company fully repaid the $1,999,944 balance plus interest, after which the line of credit was closed and the restricted cash released. No obligations remain under the facility.
Interest expense for the nine months ended September 30, 2025 and 2024, was $28,658 and $109,512, respectively.
Note 9: Due to Seller

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition which closed in August 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. As a result, $160,000 is recorded as Due to Seller in current liabilities as of September 30, 2025. Prior to the February 15, 2024 agreement, this earnout was recorded as Contingent Earnout on the Consolidated Balance Sheets. The Company paid the remaining principal and interest in November 2025, reducing the Due to Seller balance to zero. See Note 14, "Subsequent Event", for further details.

Note 10: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, a Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of September 30, 2025 and December 31, 2024, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the nine months ended September 30, 2025 and 2024, the Company recognized $54,808 and $54,808, respectively, in Series A dividends, all of which have been paid as of September 30, 2025.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of September 30, 2025 and December 31, 2024, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of September 30, 2025, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2024, the Company had 770,000 shares of Series C Preferred Stock issued and outstanding.
For the nine months ended September 30, 2025 and 2024, the Company recognized $25,815 and $34,650 in Series C dividends, all of which have been paid as of September 30, 2025.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 94,612,750 and 77,076,129 shares issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan.

On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290332) to register an aggregate of 9,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. Second Amended 2021 Stock Incentive Plan.
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

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants have an exercise price of $0.35 and were exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants were exercisable for five years. All Pre-funded and Regular Warrants have been exercised as of September 30, 2025.

On January 3, 2025, a member of the Company’s Board of Directors, exercised stock options at $0.210 per share for 110,028 shares of common stock. On August 21, 2025, a member of the Company's Board of Directors, exercised stock options at $0.210 per share for 125,000 shares of common stock.

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

On March 19, 2025, the Company closed on the public offering (the "March 2025 Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and March 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the March 2025 Offering for working capital and general corporate purposes.

On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants were immediately exercisable at $1.22 per share and expired 60 days from the date of issuance. The shares of common stock and June 2025 Warrants were immediately separable and issued separately. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

As of September 30, 2025, 1,755,543 of the March 2025 Warrants issued were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 March 2025 Warrants have expired as of September 30, 2025.

As of September 30, 2025, 3,673,666 of the June 2025 Warrants issued were exercised at $1.22 per share, for gross proceeds of $4.48 million before deducting placement agent fees. The remaining 493,001 June 2025 Warrants have expired as of September 30, 2025.
During the nine months ended September 30, 2025, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board of Directors (the "Board") for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. On June 11, 2025, the Board agreed to a cash payment totaling $146,700, which was paid out on June 17, 2025, and the obligation to issue shares was reduced to zero.
During the nine months ended September 30, 2025, 17,536,621 shares of common stock were issued.
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
Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to September 30, 2025. The remaining 2,744,457 warrants expired on May 19, 2025.
Of the 4,166,667 June 2025 Warrants issued during the June 2025 Public Offering, 3,673,666 warrants were exercised at $1.22 per share prior to September 30, 2025. The remaining 493,001 warrants expired on August 12, 2025.
The following table represents a summary of warrants for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Nine Months Ended September 30, 2025		Year Ended December 31, 2024
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	8,744,698	$1.40	7,444,698	$1.68

Granted	8,666,667	1.15	11,631,035	0.34
Exercised	(8,509,926)	0.83	(10,331,035)	0.41
Expired	(3,247,458)	1.08	—	—
Ending balance	5,653,981	$2.05	8,744,698	$1.40

Warrants exercisable	5,653,981		8,744,698
Intrinsic value of warrants	$53,293		$6,661,661
Weighted Average Remaining Contractual Life (Years)	3.37		3.86
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
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's shareholders at the Company's 2025 annual meeting of shareholders held on May 28, 2025. As of September, 30, 2025, 5,887,500 stock options have been granted under the Amended Plan.
The following represents a summary of options for the Second Amended Plan and additional options granted outside of the Second Amended Plan, for the nine months ended September 30, 2025 and the year ended December 31, 2024:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2024	9,515,000	$2.03	3.89	$3.12
Granted	1,855,000	1.07	6.30	1.05
Exercised	(250,000)	0.21	0	0.19
Forfeited	(687,500)	0.80	—	2.00
Outstanding September 30, 2025	10,432,500	$1.99	4.08	$2.82

As of September 30, 2025
Vested and exercisable	7,601,835	$2.09	4.31	$2.47

During the nine months ended September 30, 2025, the Company recognized $2,103,344 of noncash stock-based compensation related to the vesting of service-based stock options. 250,000 options were exercised during the nine months ended September 30, 2025 at $0.21 per share for 110,028 of common stock.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Expected term	7 years	7 years
Expected volatility	164.63% – 169.72%	123.05% – 124.33%
Expected dividend yield	—	—
Risk-free interest rate	4.14% – 4.51%	3.89% - 4.45%
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
Our financial assets and liabilities subject to the three-level fair value hierarchy consist principally of cash, accounts receivable, accounts payable, contingent consideration, and derivative liabilities. The estimated fair value of cash and cash equivalents, accounts receivable, and accounts payable approximates their carrying value.
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

On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom Note; the 2022 Crom Warrants were not affected. The Derivative Liabilities in the tables below include the 2022 Crom Warrants. Refer to Note 10, “Stockholders’ Equity”, for more detail.

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
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$160,221	$160,221

2022 Crom Warrants	$—	$—	$348,000	$348,000

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$265,739	$265,739

2022 Crom Warrants	$—	$—	$883,000	$883,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

September 30, 2025
Expected term - warrants	1.51 years
Stock price as of measurement date	$1.09
Volatility (observed)	147.40%
Incremental discount	5.0%
Selected volatility – post haircut	133.1%
Risk-free interest rate	3.61%
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

For the nine months ended September 30, 2025 and 2024, the Company had three customers (all parts of the U.S. government) representing 72% and 52% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers that represent 72% and four customers (all parts of the U.S. government) that represent 65% of the total accounts receivable as of September 30, 2025, and December 31, 2024, respectively.
Note 13: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was 20.40% and (16.75)% for the three months ended September 30, 2025, and 2024, respectively. The change in the effective tax was primarily due to nondeductible stock compensation, disallowed expenses, state taxes and the increase in valuation allowance in the current year as the Company maintains a full valuation allowance against the deferred tax assets. The effective tax rate was (10.80)% and —% for the nine months ended September 30, 2025 and 2024, respectively. The change in the effective tax rate was primarily due to the nondeductible stock compensation, disallowed expenses, state taxes, and the increase in valuation allowance.
Note 14: Subsequent Events

Subsequent to September 30, 2025, and prior to the filing date of November 7, 2025, the Company fully settled the Due to Seller obligation, paying $140,000 plus accrued interest, resulting in a zero balance.

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
Recent Developments

On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan.

On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290332) to register an aggregate of 9,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. Second Amended 2021 Stock Incentive Plan.

On March 19, 2025, the Company closed on the public offering (the "March 2025 Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the offering for working capital and general corporate purposes.
Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to September 30, 2025 for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 warrants expired on May 19, 2025.
On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants are immediately exercisable at $1.22 per share and expired 60 days from the date of issuance. The shares of common stock and June 2025 Warrants are immediately separable and issued separately. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.
Of the 4,166,667 June 2025 Warrants issued during the June Public Offering, 3,673,666 warrants were exercised at $1.22 per share prior to September 30, 2025 for gross proceeds of $4.48 million before deducting placement agent fees. The remaining 493,001 warrants expired on August 12, 2025.

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

The continuing resolution (“CR”) enacted on December 21, 2024, extended the federal funding at fiscal year 2024 levels through March 14, 2025. On March 15, 2025, the President signed into law the Full-Year Continuing Appropriations and Extensions Act, 2025 (H.R. 1968). This legislation extends government funding at fiscal year 2024 levels through September 30, 2025. Subsequently, on July 4, 2025, the President signed the One Big Beautiful Bill Act (Public Law No. 119-21), a comprehensive appropriations package informally referred to as the “Big Beautiful Bill.” When Congress did not enact further appropriations by September 30, a federal government shutdown began on October 1, 2025. The shutdown led to temporary delays in certain government activities and contracting processes. While the Company did not experience a material impact on operations or liquidity as of the filing date, management continues to monitor the situation and assess potential effects should the shutdown be prolonged. A prolonged government shutdown (i.e. beyond December 1, 2025) is expected to have a negative impact on our business, financial condition, and operating results.

Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
•the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

Key Components of Revenue and Expenses
Revenues
Our revenues are primarily derived from services provided to the U.S. Federal, state, and local governments. We currently generate our revenue from three different types of contractual arrangements: Cost Plus Fixed Fee (“CPFF”), Fixed Firm Price (“FFP”), and Time and Materials (“T&M”) contracts. For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency (“DCAA”) approved provisional burdens plus a fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. Certain FFP contracts require the use of an input method based on estimated costs to complete. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract.
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

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
Revenues	$14,619,687	$11,608,691	$3,010,996	26%
Cost of revenues	9,129,119	6,650,035	2,479,084	37%
Gross Profit	5,490,568	4,958,656	531,912	11%
Operating expenses:
Indirect costs	2,195,712	2,449,974	(254,262)	(10)%
Overhead	473,496	495,482	(21,986)	(4)%
General and administrative expenses	2,376,080	3,396,297	(1,020,217)	(30)%
Total operating expenses	5,045,288	6,341,753	(1,296,465)	(20)%
Income (Loss) from operations:	445,280	(1,383,097)	1,828,377	(132)%

Other income (expense), net	76,838	(154,475)	231,313	(150)%

Income (Loss) before income taxes and preferred stock dividends	522,118	(1,537,572)	2,059,690	(134)%

Income tax benefit (expense)	(106,717)	257,480	(364,197)	(141)%
Preferred stock dividend	26,819	29,819	(3,000)	(10)%
Net Income (Loss)	$388,582	$(1,309,911)	$1,698,493	(130)%

Revenue
Total revenue was $14,619,687 for the three months ended September 30, 2025 as compared to total revenue of $11,608,691 for the three months ended September 30, 2024. The increase of $3,010,996 or 26%, was driven primarily by the award in March 2024, to the Company's subsidiary, Global Technology and Management Resources, Inc. ("GTMR") of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions and additional direct labor growth on existing contracts, offset by the reduction in revenue from the sale of the subsidiary Mainnerve Federal Services, Inc. in September 2024.
Cost of revenues
Total cost of revenues was $9,129,119 for the three months ended September 30, 2025 as compared to total cost of revenues of $6,650,035 for the three months ended September 30, 2024. The increase of $2,479,084, or 37%, is in line with the change in revenue noted above and additional labor and subcontractor costs for the PMA-290 award. The additional subcontractor costs are typically at a lower margin than direct labor.
Gross Profit
Total gross profit was $5,490,568 for the three months ended September 30, 2025 as compared to total gross profit of $4,958,656 for the three months ended September 30, 2024. The increase of $531,912, or 11%, was driven primarily by the increase of revenue noted above.
Operating expenses
Total operating expenses were $5,045,288 for the three months ended September 30, 2025 as compared to total operating expense of $6,341,753 for the three months ended September 30, 2024. The decrease of $1,296,465, or 20%, was primarily driven by a reduction in health care expenses, achieved through the transition from a self-funded plan to a fully insured health plan and the implementation of cost-management strategies across employee benefit programs, and a decrease in noncash stock-based compensation granted to certain employees.
Other income (expense)
Total other income was $76,838 for the three months ended September 30, 2025 as compared to total other (expense) of $(154,475) for the three months ended September 30, 2024. The decrease in (expense) of $231,313 or 150%, was primarily driven by the decrease in expense due to the reduction in the fair value of derivative liability, the decrease in interest expense due to the overall decrease in debt, and the increase in interest income due to the Company's increased cash balance.
Income tax (expense) benefit

Income tax expense was $(106,717) for the three months ended September 30, 2025, as compared to a benefit of $257,480 for the three months ended September 30, 2024. The increase in expense of $(364,197) or 141% was primarily related to the decrease in permanent adjustments, net income for the quarter, and changes in valuation allowance against our net deferred tax assets.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
Revenues	$40,308,142	$34,466,131	$5,842,011	17%
Cost of revenues	25,202,512	20,318,846	4,883,666	24%
Gross Profit	15,105,630	14,147,285	958,345	7%
Operating expenses:
Indirect costs	6,797,986	7,152,304	(354,318)	(5)%
Overhead	1,483,727	1,464,363	19,364	1%
General and administrative expenses	8,248,167	11,155,142	(2,906,975)	(26)%
Total operating expenses	16,529,880	19,771,809	(3,241,929)	(16)%
Loss from operations:	(1,424,250)	(5,624,524)	4,200,274	(75)%

Other income (expense), net	452,717	(1,617,118)	2,069,835	(128)%

Loss before income taxes and preferred stock dividends	(971,533)	(7,241,642)	6,270,109	(87)%

Income tax benefit (expense)	(105,220)	3,090	(108,310)	(3505)%
Preferred stock dividend	80,623	89,458	(8,835)	(10)%
Net loss	$(1,157,376)	$(7,328,010)	$6,170,634	(84)%

Revenue
Total revenue was $40,308,142 for the nine months ended September 30, 2025 as compared to total revenue of $34,466,131 for the nine months ended September 30, 2024. The increase of $5,842,011 or 17%, was driven primarily by the award in March 2024, to the Company's subsidiary, GTMR of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions and additional direct labor growth on existing contracts, offset by the reduction in revenue from the sale of the subsidiary Mainnerve Federal Services, Inc. in September 2024.

Cost of revenues

Total cost of revenues was $25,202,512 for the nine months ended September 30, 2025 as compared to total cost of revenues of $20,318,846 for the nine months ended September 30, 2024. The increase of $4,883,666, or 24%, is in line with the change in revenue noted above and additional labor and subcontractor costs for the PMA-290 award.

Gross Profit

Total gross profit was $15,105,630 for the nine months ended September 30, 2025 as compared to total gross profit of $14,147,285 for the nine months ended September 30, 2024. The increase of $958,345, or 7%, was driven primarily by the increase of revenue noted above.

Operating expenses

Total operating expenses were $16,529,880 for the nine months ended September 30, 2025 as compared to total operating expense of $19,771,809 for the nine months ended September 30, 2024. The decrease of $(3,241,929), or (16)%, was primarily driven by a reduction in health care expenses, achieved through the transition from a self-funded plan to a fully insured health plan and the implementation of cost-management strategies across employee benefit programs, and a decrease in noncash stock-based compensation granted to certain employees.
Other income (expense)

Total other income was $452,717 for the nine months ended September 30, 2025 as compared to total other (expense) of $(1,462,639) for the nine months ended September 30, 2024. The decrease in (expense) of $2,069,835 or (128)%, was primarily driven by the decrease in expense due to the reduction in the fair value of derivative liability, the decrease in interest expense due to the overall decrease in debt, and the increase in interest income due to the Company's increased cash balance.

Income tax (expense) benefit

Income tax expense was $(105,220) for the nine months ended September 30, 2025, as compared to a benefit of $3,090 for the nine months ended September 30, 2024. The chaneg in expense of $(108,310) or (3505)% was primarily driven by an increase in the effective tax rate due to permanent adjustments, net income in the quarter, and changes in valuation allowance against our net deferred tax assets.

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
Contract Backlog

Funded	$18,281,615
Unfunded	28,519,110
Priced Options	173,858,294
Total Scheduled Backlog	$220,659,019

Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of September 30, 2025, the Company had $220,659,019 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 21.0% of the remaining performance obligations over the next 12 months, and approximately 62.0% over the next 24 months. The total backlog is $220,659,019. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of September 30, 2025, we had $17,818,338 of cash on hand. During the first nine months of 2025, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:
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

•As of September 30, 2025, 1,755,543 of the March 2025 Warrants issued in the March 2025 Public Offering were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducing placement agent fees.
•On June 13, 2025, the Company closed on the June 2025 Public Offering of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit issued as part of the June 2025 Warrants consisted of one share of common stock and one warrant to purchase one share of common stock. The June 2025 Warrants were immediately exercisable at $1.22 per share and expired 60 days from the date of issuance, it nor exercised prior to the expiration date. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses.
•As of September 30, 2025, 3,673,666 of the June 2025 Warrants issued in the June 2025 Public Offering were exercised at $1.22 per share, for gross proceeds of $4.48 million before deducing placement agent fees.
Uses
Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, "Notes Payable", Note 7, "Note Payable - Related Party", and Note 9, "Due to Seller" in this Quarterly Report on Form 10-Q.
Shares of our common stock included in our public float as of November 6, 2025 was 85,475,428 which excludes 9,137,322 shares held by officers, directors, and affiliates.
Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

	Nine Months Ended September 30, 2025		Change
	2025	2024	Amount	%
Net cash provided by (used in) operating activities	$(1,286,698)	$1,514,537	$(2,801,235)	-185%
Net cash provided by (used in) investing activities	(74,711)	51,672	$(126,383)	NM
Net cash provided by (used in) financing activities	6,924,699	(654,089)	$7,578,788	-1159%
Change in cash	$5,563,290	$912,120	$4,651,170	510%
NM - Not Meaningful
Operating activities
Net cash used in operating activities was $(1,286,698) for the nine months ended September 30, 2025, compared to $1,514,537 net cash provided by for the nine months ended September 30, 2024. This decrease in net cash provided by operating activities was primarily driven by an increase in accounts receivable for the nine months ended September 30, 2025 due to the ramping up of the PMA-290 award.
Investing activities
Net cash used in investing activities was $(74,711) for the nine months ended September 30, 2025, compared to $51,672 net cash provided by for the nine months ended September 30, 2024. The increase in net cash used in investing activities was primarily due to the purchase of fixed assets.
Financing activities
Net cash provided by financing activities was $6,924,699, for the nine months ended September 30, 2025, compared to $(654,089) used in financing activities for the nine months ended September 30, 2024. The increase in net cash provided by financing activities was primarily due to the proceeds from the issuance of common stock and warrants issued in the

March 2025 Public Offering and June 2025 Public Offering, offset by the pay down of the revolving line of credit, and the pay down of two notes payable as detailed in Note 6, "Notes Payable" in this Quarterly Report on Form 10-Q
Critical Accounting Policies and Estimates
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

Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2025, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:
Interest rate and market risk
The Company has no debt obligations tied to the Prime Rate or the Secured Overnight Financing Rate as of September 30, 2025.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II
Item 1. Legal Proceedings
As a commercial enterprise and employer, the Company and our subsidiaries are subject to threatened litigation and other legal actions in the ordinary course of business, including employee-related matters, inquiries, and administrative proceedings regarding our employment practices, technology, or other matters. Neither our Company nor any of our subsidiaries is a party to any legal proceeding that, individually or in the aggregate, we believe to be uncovered by insurance or otherwise material to our Company as a whole.
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
We have modified the following risk factors to those disclosed in Part I, Item 1A., Risk Factors included in our Annual Report on Form 10-K for the year ended December 31, 2024:
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
(b)Use of Proceeds from the Public Offering(s).
On March 19, 2025, the Company closed on the public offering of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit (the "March 2025 Public Offering"). Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and the March 2025 Warrants are immediately separable and were issued separately.
Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the March 2025 Public Offering for working capital and general corporate purposes.
On June 13, 2025, the Company closed on the public offering (the "June 2025 Public Offering") of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "June 2025 Warrants"). The June 2025 Warrants were immediately exercisable at $1.22 per share and expired 60 days from the date of issuance. The shares of common stock and the June 2025 Warrants are immediately separable and were issued separately.
Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

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

Date: November 7, 2025	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)