Form 10-K
period 2025-12-31
Castellum, Inc.
filed 2026-03-09
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________
FORM 10-K
________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the shares of voting common stock held by non-affiliates of the registrant was approximately $97,867,246 based upon the closing price of the Company’s common stock on the NYSE American LLC.

The registrant had outstanding 94,612,750 shares of common stock, par value $0.0001, as of March 6, 2026.

Documents Incorporated by Reference
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K, to the extent not set forth herein, is incorporated herein by reference from the registrant's definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates.

Castellum, Inc.

Annual Report on Form 10-K
December 31, 2025

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•overall levels of government spending on defense spending and spending on information technology (“IT”) services, significant delays or reductions in appropriations for our programs or U.S. government funding more broadly, including a prolonged continuing resolution, government shutdown, or breach of the debt ceiling, as well as the potential imposition of sequestration in the absence of an approved budget or continuing resolution;
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
•our ability to raise additional capital on acceptable terms;
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
Part I
Item 1. Business
Overview
Castellum is focused on building a large, successful technology services, solutions, and products company in the areas of cybersecurity, IT, electronic warfare, information warfare, system modernization, and information operations with businesses in the defense, federal, civilian, and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). These services are applicable to customers in the United States (“U.S.”) government (“USG”), financial services, legal, and other users of large data applications. They can be delivered to on-premises enclaves or customers who rely upon cloud-based infrastructures. The Company routinely works with multiple business brokers and contacts within their business network to identify potential acquisitions. Due to our success in completing seven acquisitions since 2019 and given our executive officers’ and key managers’ networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company believes that the total value of the Opportunity Pipeline to be approximately $817 million as of December 31, 2025. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.
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
Our Markets
We provide our expertise and technology to our domestic and international customers in the following market areas:
•Digital Solutions. Castellum transforms how government does business. We modernize enterprise and agency-unique applications, enterprise infrastructure, and business processes to enhance productivity, security, and increase user satisfaction. We transform data into actionable intelligence through advanced analytics and visualization, enabling our customers to improve performance and operational efficiency.
•Command, Control, Communications, and Computer (“C4”) Intelligence Surveillance Reconnaissance (“C4ISR”), Cyber & Space. Castellum helps ensure information superiority by delivering multi-domain C4 technology and networks. Our software-defined, full-spectrum cyber, electronic warfare, and Counter-Unmanned Aircraft Systems solutions provide electromagnetic spectrum advantage and deliver precision effects against national security threats. We are at the forefront of developing policies that meet the challenges of 5G wireless communications both on and off the battlefield, millimeter wave, and the use of lasers for free space optical communications and long-range sensing. We support the development, qualification and deployment of specialty ISR sensors on military and commercial UAVs and aircraft. We independently test and/or evaluate complex ISR systems at our facilities.

•Engineering Services. Castellum provides platform integration, modernization, and sustainment; system engineering; naval architecture; training and simulation services; and logistics engineering to help our customers achieve a decisive tactical edge. We enhance platforms to improve situational awareness, mobility, interoperability, lethality, and survivability. We conduct software vulnerability analysis and harden technology to protect against malicious actors. Our platform-agnostic, mission-first approach ensures optimal performance, so our nation’s forces can overmatch our adversaries. We also specialize in Interactive Electronic Technical Manual (“IETM”) technical publication development with colorized graphics and interactive wiring diagrams with circuitry illumination.

•IT Services. Castellum amplifies efficiency with unmatched expertise and next-generation technology. We design, implement, protect, and manage secure enterprise IT solutions for the USG, state, and local agencies to optimize efficiency, enhance performance, and ensure end-user satisfaction. We implement Agile and DevSecOps methodologies supporting rapid, secure, and continuous delivery of mission-critical capabilities. We offer Risk Management Framework and Accreditation support services to obtain and maintain systems’ Authority to Operate (“ATO”).
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
Complementary Product and Service Offerings. We have strategic business relationships with several companies associated with the IT and defense industry which have business objectives compatible with ours and offer complementary products and services. We continue to develop these types of relationships wherever they support our growth objectives. Some of these business relationships may lead to Castellum acquiring the teaming partner firm.

Our marketing and new business development is conducted by many of our officers and managers including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”), Chief Financial Officer (“CFO”), and General Counsel, and other key managers. We employ business development, capture, and proposal writer professionals who identify and qualify major contract opportunities, primarily in the USG market and submit bids for those opportunities.
Much of our business is won through submission of formal competitive bids. Government customers typically base their decisions regarding contract awards on their assessment of the quality of past performance, compliance with proposal requirements, price, and other factors. The terms, conditions, and form of government contract bids, however, are in most cases specified by the customer. In situations in which the customer-imposed contract type and/or terms appear to expose us to inappropriate risk or do not offer us a sufficient financial return, we may seek alternative arrangements or opt not to bid for the work. Essentially all contracts with the USG, and many contracts with other government entities, permit the government customer to terminate the contract at any time for the convenience of the government or for default by the contractor. None of Castellum’s subsidiaries have had contract work terminated for non-performance. Although we operate under the risk of such terminations with the potential to have a material impact on operations, they historically have not been common. Additionally, as with other government contractors, our business is subject to government customer funding decisions and actions that are beyond our control.

Our contracts and subcontracts are composed of a wide range of contract types, including firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), time and materials (“T&M”), indefinite delivery/indefinite quantity (“IDIQ”), and government wide acquisition contracts (“GWACS”) such as U.S. General Services Administration (“GSA”) schedule contracts, substantially all of which are annual contracts, with options to renew. Because most government contracts renew annually, the Company does not have a material number of multi-year contracts. Typically, the prime contract will dictate the terms of the subcontracts including, among other things, the workshare percentages, mechanics of payment terms, and the process for operational management. We generated $16,987,361 (32%), $24,483,023 (55%), and $25,631,786 (57%) of our total revenues from T&M contracts in the years ended December 31, 2025, 2024, and 2023, respectively.

In the year ending December 31, 2025, the top three revenue-producing contracts, some of which consist of multiple task orders, accounted for fifty-four percent (54%) of our revenue, or $28,341,498. Each of those contracts is associated with the Company’s areas of core expertise.

•An annual contract with Naval Air Systems Command (“NAVAIR”) Naval Air Warfare Center Aircraft Division (“NAWCAD”) that contains multiple renewal options is a CPFF contract providing cyber engineering, systems engineering, design/software engineering, development, and sustainment expertise. The Company is supporting a broad portfolio of mission-critical systems that enable carrier-based and expeditionary naval aviation operations for Aircraft Launch and Recovery Equipment.

•An annual contract with Special Missions Management of On-Site Services (“MOSS”) in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions is a CPFF contract which consists of multiple Intelligence, Surveillance, Reconnaissance, and Targeting (“ISR&T”) programs. These programs include, but are not limited to, the Maritime Patrol and Reconnaissance Force Family of Systems, P-8A Research and Development, SM Platforms, Minotaur Family of Services, P-8A Increment 3, P-8A Foreign Military Sales, MQ-4C Triton Multiple Intelligence, Mobile Quick Look, ground & mission support stations, and future capabilities.

•An annual contract with Naval Sea Systems Command (“NAVSEA”) that contains multiple renewal options is a CPFF contract covering engineering and technical services for the analysis, design, prototyping, test and evaluation, integration, project management, implementation, and documentation of various C4ISR sensor systems and subsystems for the U.S. Department of Defense (“DoD”).
Some of our key initiatives include the following:
•Continue our unwavering commitment to our customers while supporting the communities in which we work and live;
•Grow organic revenue across our large, addressable market;
•Recruit and hire a world class workforce to execute on our growing backlog; and
•Differentiate ourselves through our investments, including our strategic mergers and acquisitions which allow us to enhance our current capabilities and create new customer access points.
U.S. Political, Budgetary, and Regulatory Environment

The U.S. continues to face an uncertain and evolving political, budgetary, and regulatory environment. In particular, it is difficult to predict the specific course of future defense budgets. Current and future requirements related to the conflicts in Ukraine and the Middle East, threats in the Pacific region and other security priorities, as well as the macroeconomic environment, the national debt, and other domestic priorities, among other things, in the U.S. and globally, will continue to impact our customers’ budgets, spending, and priorities. The U.S. political environment may also impact defense budgets and priorities, issues related to the national debt, and government spending more broadly. We anticipate that issues related to budgetary priorities and defense spending levels, the debt ceiling, and the spending caps, particularly with respect to discretionary spending, will continue to be a subject of considerable debate, with a potentially significant impact on our programs and the Company.

The majority of the U.S. federal government is currently funded through September 30, 2026 pursuant to Public Law 119-75, the Consolidated Appropriations Act, 2026 (H.R. 7148), which provides full-year appropriations for most major federal agencies, including the Department of Defense. Additional appropriations legislation enacted during fiscal year 2026 provided full-year funding for other federal agencies; however, the Department of Homeland Security (“DHS”) received only temporary funding through February 13, 2026 under a continuing resolution, resulting in a partial federal government shutdown beginning February 14, 2026. The Company currently does not maintain contracts with DHS.

The Presidential Administration (the “Administration”) has issued numerous executive orders affecting federal acquisition and defense procurement policies, including initiatives to modernize the Federal Acquisition Regulation (“FAR”), reform defense acquisition processes, and address contractor performance, production investment, and related incentive structures. Certain executive orders remain subject to legal challenges, and the scope and timing of implementation remain uncertain. Changes in executive policy, regulatory requirements, federal budget priorities, debt ceiling actions, or broader geopolitical and economic conditions could create a more challenging or costly operating environment and may materially impact defense spending generally and the Company’s programs specifically.

Acquisition Strategy

Castellum seeks acquisitions which fit one or more of the following criteria: (1) expands our capability in existing areas of expertise such as cybersecurity and electronic warfare; (2) broadens the scope of clients Castellum serves such as adding a new service branch or new government agency; (3) increases the scale of our business in existing areas to generate better operating profit margins and reduce the Company's fully burdened cost of labor, including direct and indirect costs or (i.e., the wrap rate); (4) increases the geographic footprint of Castellum in order to offer more capability to existing or new clients; (5) adds a new product or solution to our offerings; (6) adds technological capability in new areas which we believe are high growth potential; and (7) fills a need within Castellum to be able to serve current customers such as adding a prime contract vehicle or the capability to win new prime contract vehicles. In all cases, Castellum seeks acquisitions which are immediately accretive on revenue, earnings before interest, depreciation, and amortization (“EBITDA”) and net income per share bases, as well as positive from a net present value perspective and which fit the culture of Castellum.
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
Our government clients include cabinet-level departments of the USG, U.S. Army, U.S. Navy, U.S. Marine Corp, Special Operations, as well as other federal and civilian agencies. We also serve state and local agencies and commercial clients, working to solve their hardest and most sophisticated cyber challenges.
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
Our backlog does not include (1) contracts that have been awarded but are currently under protest and (2) any task orders under IDIQ contracts, except to the extent that task orders have been awarded to us under those contracts.
We cannot predict with any certainty the portion of our backlog that we expect to recognize as revenue in any future period and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis or at all are: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce USG spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts due to delays in the completion of the USG's budgeting process and the use of a CR by the USG to fund its operations. The amount of our funded backlog is also subject to change, due to, among other factors: changes in U.S. Congressional appropriations that reflect changes in USG policies or priorities resulting from various military, political, economic, or international developments; changes in the use of USG contracting vehicles, and the provisions therein used to procure our services and adjustments to the scope of services, or cancellation of contracts, by the USG at any time. In our recent experience, none of the following additional risks have had a material negative effect on our ability to realize revenue from our funded backlog: the unilateral right of the USG to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the potential that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise their options.
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
Competition
We operate in a highly competitive industry that includes many entities, some of which are larger in size and have greater financial resources than we have. We know of no single competitor that is dominant in our fields of technology. Key characteristics of our industry include long operating cycles and intense competition, which is evident through the number of competitors bidding on program opportunities and the number of competitor protests of USG procurement awards. We have a small share of the addressable market for our solutions and services and intend to achieve growth and increase market share both organically and through strategic acquisitions.
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
Regulation
As a contractor to the USG, as well as state and local governments, we are heavily regulated in most fields in which we operate. We deal with numerous USG agencies and entities, and when working with these and other entities, we must comply with and are affected by unique laws and regulations relating to the formation, administration, and performance of government contracts. Some significant laws and regulations that affect us include the following:
•the FAR and agency regulations supplemental to FAR, which regulate the formation, administration, and performance of USG contracts;

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
Human Capital Resources
Our employees are our most valuable resource. We are in continuing competition for highly skilled professionals in virtually all of our market areas. The success and growth of our business are significantly correlated with our ability to recruit, train, promote, and retain high quality people at all levels of the organization. As of December 31, 2025, we employed 244 full and part-time employees with fifty-eight percent (58%) of our employees holding degrees in science, technology, engineering, or mathematics fields, twenty percent (20%) holding advanced degrees, and ninety-seven percent (97%) of our employees holding security clearances. We also retain nine independent contractors. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective bargaining arrangements. We consider our employee relations to be good. All employees are subject to contractual agreements that specify requirements on confidentiality and restrictions on working for competitors, as well as other standard matters.
Castellum considers employee benefits to be a critical component of its human capital strategy and its ability to attract, retain, and motivate highly qualified personnel in a competitive labor market. The Company offers a comprehensive benefits program, including a 401(k) retirement plan with employer matching contributions and a suite of fully insured health and welfare benefits. Management believes these programs promote employee engagement, support workforce stability, and contribute to operational effectiveness. The Company periodically reviews its benefits offerings to ensure they remain competitive and aligned with employee needs and industry practices.
Available Information

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
We had an accumulated deficit of $56,588,218 as of December 31, 2025, and we expect to continue to generate a net loss in the year ending December 31, 2025. As a result, we are incurring net losses, and it is possible that we may not be able to achieve the revenue levels necessary to achieve and sustain net profitability. If we fail to generate sufficient revenues to operate profitably on a consistent basis, or if we are unable to fund our continuing losses, you could lose all or part of your investment.
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

Effective July 1, 2024, Glen R. Ives, the Company’s former chief operating officer (“COO”), was appointed as President and CEO, after which, on September 1, 2024, Andrew L. Merriman was promoted to COO. Tammy L. Martin was appointed to serve as our General Counsel (“GC”) effective January 1, 2026. We depend on the continued services of our key personnel, including our CEO, CFO (David T. Bell), COO, and GC. Our work with each of these key personnel is subject to changes and/or termination, and our inability to effectively retain the services of our key management personnel could materially and adversely affect our operating results and future prospects.
We may have difficulty raising additional capital, which could deprive us of necessary resources.
We expect to continue to devote significant capital resources to fund our acquisition strategy. To support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of public or private debt, equity financing, or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets and the market price of our common stock. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock. If we are unable to raise additional capital to implement our business plan it could have a material adverse effect on our financial condition, business prospects, and operations, and the value of an investment in our Company.
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
Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price of our common stock. We may issue substantial amounts of common stock in the future, which would dilute the percentage ownership held by the investors who purchase shares of our common stock in any such offering. Additionally, we have certain potential dilutive instruments, of which the conversion of these instruments could result in dilution to stockholders: As of March 6, 2026 the maximum potential dilution is 19,950,231 shares and includes Series A preferred stock convertible into approximately 587,500 shares of common stock, Series C preferred stock convertible into 356,250 shares of common stock, options granted exercisable into 13,352,500 shares of common stock, and warrants granted exercisable into 5,653,981 shares of common stock.
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
•government certification requirements applicable to our service may change and in doing so restrict our ability to sell into the USG sector until we have attained the revised certification;

•government demand and payment for our services may be impacted by public sector budgetary cycles and funding authorizations, with funding reductions or delays adversely affecting public sector demand for our products and services;
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

We obtain much of our business on the basis of proposals submitted in response to requests from potential and current customers, who may also receive proposals from other firms. The market for our products and services is intensely competitive and characterized by rapid changes in technology, customer requirements, industry standards, and frequent new product introductions and improvements. We anticipate continued challenges from current competitors, which in many cases are more established and enjoy greater resources than we do, as well as by new entrants into the industry. Non-traditional players have entered the market and have established positions related to such areas as cloud computing, cyber, satellite operations, and business systems. We also face indirect competition from certain government agencies that perform services for themselves similar to those marketed by us. If we are unable to anticipate or effectively react to these competitive challenges, our competitive position could weaken, and we could experience a decline in our growth rate or revenue that could adversely affect our business and results of operations.
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
We generated 5% of our total revenue in the year ended December 31, 2025, 6% of our total revenue in the year ended December 31, 2024, and 7% of our total revenue in the year ended December 31, 2023, from FFP contracts. FFP contracts require us to price our contracts by predicting our expenditures in advance. In addition, some of our engagements obligate us to provide ongoing maintenance and other supporting or ancillary services on a FFP basis or with limitations on our ability to increase prices. Many of our engagements are also on a T&M basis. To the extent that our actual labor costs are higher than the contract rates, our actual results could differ materially and adversely from those anticipated.
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
As of December 31, 2025, our backlog included cost reimbursable, T&M, and FFP contracts. Cost reimbursable and T&M contracts generally have lower profit margins than FFP contracts. Our earnings and margins may, therefore, vary materially and adversely depending on the relative mix of contract types, the costs incurred in their performance, the achievement of other performance objectives and the state of performance at which the right to receive fees, particularly under incentive and award fee contracts, is finally determined.
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
Goodwill accounts for $10,676,834 of our recorded total assets as of December 31, 2025. We evaluate the recoverability of recorded goodwill amounts annually or more frequently, if evidence of potential impairment exists. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. If there is an impairment, we would be required to write down the recorded amount of goodwill, which would be reflected as a charge against operating income and would reduce the value of our total assets and our total equity on our balance sheet. During the third quarter of 2023, due to decline in stock price, Management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a noncash charge of $0. No triggering events were identified during 2024 or 2025.
Risks Related to our Common Stock and Preferred Stock
Future sales or potential sales of our common stock in the public market could cause our share price to decline.
If the existing holders of our common stock sell a large number of shares, they could adversely affect the market price for our common stock. Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.
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

Board Oversight

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

Item 2. Properties
Our principal executive offices are located at 1934 Old Gallows Road, Suite 350, Vienna, Virginia 22182 in a shared office space leased from Intelligent Office. As of December 31, 2025, our subsidiaries lease property at the following locations:

●	Augusta, Georgia
●	Toms River, New Jersey
●	Hollywood, Maryland

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

Holders of Record

As of March 6, 2026, there were 94,612,750 shares of common stock outstanding held by approximately 179 holders of record (not including an indeterminate number of beneficial holders of stock held in street name), and the last reported sale price of our common stock on the NYSE American on March 6, 2026 was $0.90.

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

Unregistered Sales of Securities

Other than those unregistered securities previously disclosed in reports filed with the SEC during the period covered by this report, we have not sold any securities without registration under the Securities Act of 1933, as amended, during the period covered by this report. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act because the issuances did not involve a public offering. The securities contain a legend restricting their transferability absent registration or applicable exemption.

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

Business Overview

We are a technology services and solutions company focused on leveraging the power of information technology to help solve our nation’s most pressing national security challenges. We provide clients in the United States (“U.S.) government (“USG”), financial services, legal, and other users of large data applications with services which include intelligence analysis, software development, software engineering, system modernization, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients.

Recent Developments

On December 1, 2023, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-275840) which was declared effective by the U.S. Securities and Exchange Commission (“SEC”) on December 12, 2023 and remains effective. Pursuant to this registration statement, the Company may offer and sell up to $10 million in the aggregate of equity securities. Additionally, certain selling stockholders may offer and sell up to 1,425,000 shares in the aggregate of the Company’s common stock. We will not receive any proceeds from the sale of our common stock by the selling stockholders.

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
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company’s common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP was adopted by the Company’s Board of Directors on March 11, 2025 and approved by the Company’s stockholders at the annual meeting held on May 28, 2025. The ESPP is a voluntary employee benefit program that permits eligible employees to contribute up to 5% of their eligible compensation through payroll deductions each pay period. Payroll deductions and purchases of Company common stock under the ESPP did not commence until 2026. Shares are purchased on behalf of participating employees on a quarterly basis at a price equal to 85% of the fair market value on the applicable purchase date. The ESPP is intended to provide employees with an opportunity to acquire an ownership interest in the Company and is not a component of executive compensation.

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
Interest Income (Expense)
Interest income consists of interest earned from savings accounts, net of interest paid on the note payable between the Company and the Buckhout Charitable Remainder Trust, two promissory notes payable to Robert Eisiminger, and the related party note payable to Emil Kaunitz. During 2025, the note payable with the Buckhout Charitable Remainder Trust and the two promissory notes payable to Robert Eisiminger were paid off.

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

We file income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. The federal and state income tax returns of the Company are subject to examination by the Internal Revenue Service (“IRS’) and state taxing authorities, generally for three years after they were filed. We have filed our 2023 and 2024 federal and state tax returns.

Results of Operations
The year to year comparisons of our results of operations have been prepared using the historical periods included in our audited consolidated financial statements. The following discussion should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this document.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2025	2024
Revenues	$52,866,001	$44,764,852	$8,101,149	18.1%
Cost of revenues	33,497,144	26,498,437	6,998,707	26.4%
Gross profit	19,368,857	18,266,415	1,102,442	6.0%
Operating expenses:
Indirect costs	9,424,331	9,275,688	148,643	1.6%
Overhead	2,063,342	1,906,682	156,660	8.2%
General and administrative expenses	10,695,746	14,328,672	(3,632,926)	(25.4)%
Total operating expenses	22,183,419	25,511,042	(3,327,623)	(13.0)%
Loss from operations	(2,814,562)	(7,244,627)	4,430,065	(61.1)%

Other income (expense)	624,250	(2,667,648)	3,291,898	123.4%

Loss before income taxes and preferred stock dividends	(2,190,312)	(9,912,275)	7,721,963	(77.9)%

Income tax expense	(207,980)	(68,032)	(139,948)	205.7%
Net loss	(2,398,292)	(9,980,307)	7,582,015	(76.0)%
Preferred stock dividend	107,442	119,277	(11,835)	(9.9)%
Net loss to common shareholders	$(2,505,734)	$(10,099,584)	$7,593,850	(75.2)%
Revenue

Total revenues increased by $8,101,149 or 18.1% to $52,866,001 for the year ended December 31, 2025 from $44,764,852 for the year ended December 31, 2024. This increase in revenue was driven primarily by the award in March 2024, to the Company's subsidiary, Global Technologies Management Resources, Inc. (“GTMR”) of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions which ramped up during 2025 and additional direct labor growth on existing contracts.
Cost of revenues
Total cost of revenues increased by $6,998,707 or 26.4% to $33,497,144 for the year ended December 31, 2025 from $26,498,437 for the year ended December 31, 2024. This increase generally followed the growth in revenue; however, the percentage increase exceeded revenue growth primarily due to higher subcontractor and labor costs associated with the PMA-290 contract.

Gross profit

Total gross profit increased by $1,102,442 or 6.0% to $19,368,857 for the year ended December 31, 2025 from $18,266,415 for the year ended December 31, 2024. This increase was driven by the changes in revenue and cost of revenues noted above; however, higher subcontractor and labor costs resulted in margin compression during the period.

Operating expenses

Total operating expenses decreased by $(3,327,623) or (13.0)% to $22,183,419 for the year ended December 31, 2025 from $25,511,042 for the year ended December 31, 2024. The increase in indirect cost of $148,643 was driven primarily by the increase costs of medical insurance year over year, offset by a decrease in bonus expense. The increase in overhead of $156,660 was primarily driven by an expected increase in office costs due to the additional labor force and the standard compensation adjustments for overhead labor. The decrease in general and administrative (“G&A”) costs of $(3,632,926) was primarily driven by a decrease in noncash stock based compensation granted to certain employees of $3,079,501 and a decrease in depreciation as fixed assets become fully depreciated.

Other income (expense)

Other income (expense) increased by $3,291,898 or 123.4%, to other income of $624,250 for the year ended December 31, 2025 from other expense of $(2,667,648) for the year ended December 31, 2024. This improvement was primarily driven by the payoff of the Company’s debt as detailed in Note 7, under Part II, Item 8, of this Form 10-K, which reduced interest expense and the increase in interest income due to interest earned on the Company’s higher cash balances. In addition, other income (expense) includes a noncash gain, of $621,000 related to the change in the fair value of a derivative, as noted in Note 12, under Part II, Item 8, of this Form 10-K.

Income tax expense

Income tax expense increased by $139,948 or 205.7% to $(207,980) for the year ended December 31, 2025 from $(68,032) for the year ended December 31, 2024. This increase was primarily driven by the increase in state taxes and the increase in valuation allowance. The Company continues to pay current tax while maintaining a valuation allowance on its net deferred tax assets.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

	Year Ended December 31,		Amount of Increase (Decrease)	% Change
	2024	2023
Revenues	$44,764,852	$45,243,812	$(478,960)	(1.1)%
Cost of revenues	26,498,437	26,568,485	(70,048)	(0.3)%
Gross profit	18,266,415	18,675,327	(408,912)	(2.2)%
Operating expenses:
Indirect costs	9,275,688	8,935,113	340,575	3.8%
Overhead	1,906,682	1,884,059	22,623	1.2%
General and administrative expenses	14,328,672	17,697,886	(3,369,214)	(19.0)%
Loss from change in fair value of contingent earnout	—	(92,000)	92,000	(100.0)%
Total operating expenses	25,511,042	35,344,152	(9,833,110)	(27.8)%
Loss from operations	(7,244,627)	(16,668,825)	9,424,198	(56.5)%

Other expense	(2,667,648)	(2,388,470)	(279,178)	11.7%

Loss before income taxes and preferred stock dividends	(9,912,275)	(19,057,295)	9,145,020	(48.0)%

Income tax benefit (expense)	(68,032)	1,257,117	(1,325,149)	(105.4)%
Net loss	(9,980,307)	(17,800,178)	7,819,871	(43.9)%
Preferred stock dividend	119,277	118,152	1,125	1.0%
Net loss to common shareholders	$(10,099,584)	$(17,918,330)	$7,818,746	(43.6)%
Revenues

Total revenues decreased by $(478,960) or (1.1)% to $44,764,852 for the year ended December 31, 2024 from $45,243,812 for the year ended December 31, 2023. This decrease in revenue was mainly due to the sale of the Company’s subsidiary, Mainnerve Federal Services, Inc. (MFSI”) dba MFSI Government Group on September 11, 2024.

Cost of revenues

Total cost of revenues decreased by $(70,048) or (0.3)% to $26,498,437 for the year ended December 31, 2024 from $26,568,485 for the year ended December 31, 2023. This decrease was driven primarily by the sale of MFSI on September 11, 2024.

Gross profit

Total gross profit decreased by $(408,912) or (2.2)% to $18,266,415 for the year ended December 31, 2024 from $18,675,327 for the year ended December 31, 2023. This decrease was driven by changes in revenue noted above.

Operating expenses

Total operating expenses decreased by $(9,833,110) or (27.8)% to $25,511,042 for the year ended December 31, 2024 from $35,344,152 for the year ended December 31, 2023. The increase in indirect cost of $340,575 was driven primarily by the increase in accrued paid leave resulting from the Company's implementation of a new paid time off policy that initially increased the accrued leave balance. The decrease in G&A costs of $(3,369,214) was primarily driven by a reduction in salaries, achieved through the implementation of strategic cost-saving initiatives and the enhancement of operational efficiencies across all G&A support departments, and a decrease in noncash stock based compensation granted to certain employees of $2,068,783. In 2024, it was determined that no goodwill impairment expense was required, the expense was $6,919,094 in 2023, and the contingent earnout was agreed to and noted as a liability in Due to Seller in the Consolidated Balance Sheets, under Part II, Item 8, of this Form 10-K.

Other expense

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

Income tax (expense) benefit

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
The following table summarizes the value of our contract backlog as of December 31, 2025:

Backlog
Funded	$12,305,985
Unfunded	$41,860,014
Priced Options	$204,028,286
Total Backlog	$258,194,285

Our total backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or unscheduled optional orders. Excluding unscheduled options orders, as of December 31, 2025, the Company had $258,194,285 of funded, unfunded, and scheduled priced options. We expect to recognize approximately 18% of the remaining performance obligations over the next 12 months, and approximately 52% over the next 24 months. Including priced options that have been awarded but not yet scheduled of $7,215,912, our grand total backlog is $265,410,197. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Other budget risks are discussed in “Part I, Item1. U.S. Political, Budgetary, and Regulatory Environment.” Our backlog includes orders under contracts that in some cases extend for several years. U.S. Congress (“Congress”) generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
Liquidity and Capital Resources

Sources

We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our current credit facilities, and in October 2022, with an equity issuance through the listing of our common stock on the NYSE American. As of December 31, 2025, we had $14,884,778 of cash on hand. During the fiscal year 2025, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:

•2,000,000 warrants were exercised in February of 2025 to purchase 2,000,000 shares of the Company’s common stock, which resulted in aggregate proceeds to the Company of $700,000.
•Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses.
•Gross proceeds from the March 2025 Warrants were $1.90 million before deducing placement agent fees.
•Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses.

•Gross proceeds from the June 2025 Warrants were $4.48 million before deducing placement agent fees.

We believe our existing cash provided by our ongoing operations, together with funds available from the transactions noted above, will be sufficient to meet our working capital, capital expenditures, and cash needs for the next 12 months and beyond.

Uses

Our material cash requirements from known contractual and other obligations primarily relate to payments on our credit facilities. For information related to these cash requirements, refer to Note 6, Note 7, Note 8, and Note 9, under Part II, Item 8., Financial Statements of this Form 10-K.

Information about our cash flows is presented in our statements of cash flows and is summarized in the following table:

	Twelve Months Ended December 31,
	2025	2024	2023
Net cash provided (used in) by:
Operating activities	$(1,948,377)	$1,120,105	$(2,264,447)
Investing activities	(159,773)	221,356	(440,985)
Financing activities	$4,737,880	$9,082,746	$(104,623)

Comparison of the Years Ended December 31, 2025 and 2024

Operating activities

Net cash used in operating activities was $(1,948,377) for the year ended December 31, 2025, compared to $1,120,105 provided by operating activities for the year ended December 31, 2024. The net cash used in operating activities was primarily driven by an increase in accounts receivables (due to timing of collections), as well as noncash adjustments related to changes in the fair value of derivative liabilities during the year ended December 31, 2025.

Investing activities

Net cash used in investing activities was $(159,773), for the year ended December 31, 2025, compared to $221,356, for the year ended December 31, 2024. The net cash used in investing activities was primarily due to the purchase of fixed assets and the investment in joint ventures.

Financing activities

During the year ended December 31, 2025, $4,737,880 net cash was provided by financing activities, primarily due to the proceeds from the issuance of common stock, pre-funded warrants, and the exercise of regular warrants, offset by the full repayment of notes payable, the revolving line of credit with Live Oak Banking Company, and amounts due to seller, compared to net cash provided by financing activities of $9,082,746, for the year ended December 31, 2024.

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

During the third quarter of 2023, due to decline in stock price, management determined that a triggering event occurred representing an indicator of goodwill impairment, resulting in a noncash charge of $6,919,094. During 2024 and 2025, no triggering events were noted.
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
Recently Issued Accounting Standards

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the Company’s income tax disclosures, including disaggregation of the effective tax rate reconciliation and income taxes paid.

Refer to Note 1 of the notes to our audited consolidated financial statements included in Part II, Item 8., Financial Statements within this Form 10-K for our assessment of other recently issued and adopted accounting standards.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. These risks include the following:

Interest Rate Risk

The Company is exposed to interest rate risk primarily through its cash held with financial institutions. These balances are maintained in interest-bearing accounts, and as a result, changes in market interest rates may affect the amount of interest income earned. As of December 31, 2025, the Company had no outstanding debt, with the exception of the fixed rate Note Payable - Related Party (noted in Note 8, under Part II, Item 8, of this Form 10-K) or other interest-bearing obligations and, therefore, is not exposed to interest rate risk related to borrowings. Management believes that fluctuations in interest rates will not have a material adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Castellum, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Castellum, Inc. and its subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia
March 9, 2026

Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets

	For the Year Ended December 31,
	2025	2024
Assets
Current assets:
Cash	$14,884,778	$12,005,048
Restricted Cash	—	250,000
Accounts receivable	8,180,180	5,507,384
Contract assets	568,705	270,147
Due from buyer	58,207	36,214
Prepaid income taxes	153,153	154,793
Prepaid expenses and other current assets	800,671	667,592
Total current assets	24,645,694	18,891,178

Fixed assets, net	231,136	156,111

Noncurrent assets:
Due from buyer, net of current portion	77,259	191,470
Right of use asset – operating leases	800,069	1,075,982
Investment in joint ventures/captive insurance entity	100,250	52,110
Intangible assets, net	5,371,602	6,793,750
Goodwill	10,676,834	10,676,834
Total noncurrent assets	17,257,150	18,946,257
Total assets	$41,902,844	$37,837,435

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$1,904,962	$1,140,321
Accrued payroll and payroll related expenses	2,761,998	3,398,300
Current portion of lease liability – operating leases	270,868	310,380
Due to seller	—	240,000
Obligation to issue common and preferred stock	—	402,708
Derivative liability	262,000	883,000
Revolving credit facility	—	1,999,944
Notes payable, related party	400,000	250,000
Current portion of notes payable, net of discount	—	1,200,000
Total current liabilities	5,599,828	9,824,653

Noncurrent liabilities:
Lease liability – operating leases, net of current portion	550,219	780,756
Due to seller, net of current portion	—	100,000
Notes payable, net of current portion	—	6,800,000
Note payable – related party, net of current portion	—	150,000
Total noncurrent liabilities	550,219	7,830,756

Total liabilities	6,150,047	17,655,409

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized

Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of December 31, 2025 and 2024	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 770,000 issued and outstanding as of December 31, 2025 and 2024, respectively	57	77
Common stock, par value $0.0001; 3,000,000,000 shares authorized, 94,612,750 and 77,076,129 shares issued and outstanding as of December 31, 2025 and 2024, respectively	9,461	7,707
Additional paid in capital	92,330,909	74,256,138
Accumulated deficit	(56,588,218)	(54,082,484)
Total stockholders’ equity	35,752,797	20,182,026
Total liabilities and stockholders' equity	$41,902,844	$37,837,435
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations

	For the Year Ended December 31,
	2025	2024	2023

Revenues	$52,866,001	$44,764,852	$45,243,812

Cost of revenues	33,497,144	26,498,437	26,568,485

Gross profit	19,368,857	18,266,415	18,675,327

Operating expenses:
Indirect costs	9,424,331	9,275,688	8,935,113
Overhead	2,063,342	1,906,682	1,884,059
General and administrative	10,695,746	14,328,672	17,697,886
Goodwill impairment loss	—	—	6,919,094
(Gain) from change in fair value of contingent earnout	—	—	(92,000)
Total operating expenses	22,183,419	25,511,042	35,344,152
Loss from operations before other income (expense)	(2,814,562)	(7,244,627)	(16,668,825)

Other income (expense):
Loss on induced conversion	—	—	(300,000)
Loss on extinguishment of debt	—	(822,847)	—
Gain from sale of subsidiary	—	39,234	—
Gain (loss) from change in fair value of derivative liability	621,000	(725,600)	1,054,025
Other income, net	—	—	106,419
Interest income (expense), net	3,250	(1,158,435)	(3,248,914)
Total other income (expense)	624,250	(2,667,648)	(2,388,470)
Loss from operations before (expense) benefit for income taxes	(2,190,312)	(9,912,275)	(19,057,295)
Income tax (expense) benefit	(207,980)	(68,032)	1,257,117
Net loss	(2,398,292)	(9,980,307)	(17,800,178)
Less: preferred stock dividends	107,442	119,277	118,152
Net loss to common shareholders	$(2,505,734)	$(10,099,584)	$(17,918,330)

Net loss per share
Basic and diluted	$(0.03)	$(0.18)	$(0.38)

Shares used in calculation of net loss per share
Basic and diluted	92,962,823	55,287,657	47,177,950
See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(2,398,292)	$(9,980,307)	$(17,800,178)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	1,498,864	2,220,185	2,528,815
Amortization of discounts, premiums and deferred cost	—	1,118,194	2,265,061
Share-based compensation	2,475,687	5,426,985	7,495,759
Deferred tax provision	—	—	(1,480,166)
Gain on lease termination	—	(9,225)	—
Gain on sale of reporting unit	—	(39,234)	—
Goodwill impairment loss	—	—	6,919,094
Lease cost	275,913	286,572	218,314
Change in fair value of contingent earnout	—	—	(92,000)
Change in fair value of derivative liabilities	(621,000)	725,600	(1,054,025)
Gain from timing difference on issuance of shares	—	—	(107,491)
Changes in assets and liabilities
Accounts receivable	(2,620,686)	1,036,587	(1,187,118)
Proceeds from factoring accounts receivable	—	—	850,141
Prepaid expenses and other current assets	(118,594)	(147,602)	75,614
Contract asset and liabilities	(298,558)	(109,498)	96,785
Lease liabilities	(270,049)	(269,518)	(185,261)
Accounts payable and accrued expenses	128,338	861,366	(807,791)
Net cash (used in) provided by operating activities	(1,948,377)	1,120,105	(2,264,447)

Cash flows from investing activities:
Acquisition of business, cash paid to seller	—	—	(485,739)
Sale of subsidiary, cash received from buyer	92,218	279,207	—
Cash paid to seller from factoring	—	—	(411,975)
Investment in Joint Ventures	(100,250)	—	—
Acquisition of business, cash received from seller	—	—	475,000
Investment in captive insurance entity	—	(54,534)	—
Purchases of fixed assets	(151,741)	(3,317)	(18,271)
Net cash (used in) provided by investing activities	(159,773)	221,356	(440,985)

Cash flows from financing activities:
Proceeds from revolving credit line	—	1,374,919	325,000
Payment of revolving line of credit	(1,999,944)	—	—
Settlement of stock compensation in cash	(128,207)	—	—
Payment of debt issuance costs	(12,844)	(64,219)	(15,000)
Proceeds from issuance of preferred and common stock, and regular warrants, net of issuance costs	15,299,817	12,052,704	126,000
Proceeds from note payable	—	—	1,200,000
Proceeds from exercise of stock options	26,500	—	—
Preferred stock dividend	(107,442)	(119,277)	(118,152)
Loss on induced conversion	—	—	300,000
Repayment of convertible note payable - related party	—	(809,617)	—
Repayment of amounts due to seller	(340,000)	(730,000)	(280,000)
Repayment of notes payable	(8,000,000)	(2,621,764)	(1,642,471)
Net cash (used in) provided by financing activities	4,737,880	9,082,746	(104,623)
Net increase (decrease) in cash	2,629,730	10,424,207	(2,810,055)
Cash and restricted cash - beginning of period	12,255,048	1,830,841	4,640,896
Cash and restricted cash - end of period	$14,884,778	$12,255,048	$1,830,841

Supplemental disclosures:
Cash paid for interest	$425,787	$794,361	$994,449
Cash paid for income taxes	$188,500	$47,315	$72,484

Summary of noncash activities:
Extinguishment of debt discount - derivative liabilities	$—	$—	$171,128
Extinguishment of debt discount - debt issuance costs	$—	$—	$8,034
Debt discount on note payable	$—	$—	$28,000
Derivative liabilities incurred for note payable	$—	$—	$421,000
Extinguishment of derivative liability	$—	$—	$33,375
Derecognition of lease liability	$—	$396,388	$—
Derecognition of ROU asset	$—	$387,164	$—
Gain on lease termination	$—	$9,225	$—

See accompanying notes to consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

	Series A Preferred		Series B Preferred		Series C Preferred		Common		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount			Shares	Amount	Shares	Amount
Balances at December 31, 2022	5,875,000	$588	—	$—	770,000	$77	41,699,363	$4,170	$43,621,651	$(26,094,570)	$17,531,916

Stock-based compensation - options	—	—	—	—	—	—	—	—	5,923,200	—	5,923,200
Stock-based compensation - warrants	—	—	—	—	—	—	—	—	1,076,969	—	1,076,969
Stock-based compensation - shares issued for services and Restricted stock	—	—	—	—	—	—	462,244	45	423,614	—	423,659
Shares issued in acquisition of GTMR	—	—	—	—	—	—	4,866,570	487	5,304,075	—	5,304,562
Extinguishment of Crom Note	—	—	—	—	—	—	556,250	56	589,944	—	590,000
Loss on induced conversion	—	—	—	—	—	—	—	—	300,000	—	300,000
Extinguishment of debt discount related to derivative liability	—	—	—	—	—	—	—	—	(171,128)	—	(171,128)
Extinguishment of debt discount related to debt issuance	—	—	—	—	—	—	—	—	(8,034)	—	(8,034)
Extinguishment of derivative liability	—	—	—	—	—	—	—	—	33,375	—	33,375
Shares issued in private placement	—	—	—	—	—	—	63,000	6	125,994	—	126,000
Shares issued as commitment shares in Crom Transaction	—	—	—	—	—	—	25,000	3	10,997	—	11,000
Balance sheet reclassification adjustment (a)	—	—	—	—	—	—	—	—	(304,500)	30,000	(274,500)
Net loss	—	—	—	—	—	—	—	—	—	(17,918,330)	(17,918,330)

Balances at December 31, 2023	5,875,000	$588	—	$—	770,000	$77	47,672,427	$4,767	$56,926,157	$(43,982,900)	$12,948,689

Stock-based compensation - options	—	—	—	—	—	—	—	—	5,280,217	—	5,280,217
Shares issued to institutional investor	—	—	—	—	—	—	5,357,487	536	755,231	—	755,767
Sale of common stock, net of filing fees	—	—	—	—	—	—	13,828,701	1,382	6,465,973	—	6,467,355
Private warrants issued to institutional investor	—	—	—	—	—	—	7,137,501	714	4,299,883	—	4,300,597
Pre-funded warrants issued to institutional investor	—	—	—	—	—	—	3,080,013	308	528,677	—	528,985
Net loss	—	—	—	—	—	—	—	—	—	(10,099,584)	(10,099,584)

Balances at December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	2,475,687	—	2,475,687
Exercise of stock options	—	—	—	—	—	—	235,028	23	26,477	—	26,500
Sale of common stock, net of filing fees	—	—	—	—	—	—	8,666,667	867	8,465,468	—	8,466,335
Private warrants issued to institutional investor	—	—	—	—	—	—	2,000,000	200	699,800	—	700,000
Warrants exercised, net of filing fees	—	—	—	—	—	—	6,509,926	651	6,132,831	—	6,133,482
Series C Conversion	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1

Balance sheet reclassification adjustment (a)	—	—	—	—	—	—	—	—	274,500	—	274,500
Net loss	—	—	—	—	—	—	—	—	—	(2,505,734)	(2,505,734)

Balances at December 31, 2025	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$92,330,909	$(56,588,218)	$35,752,797
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
Bayberry Acquisition Corporation (“Bayberry”) was a wholly owned subsidiary of the Company. Following the acquisition, Bayberry’s management assumed leadership roles within the Company. The transaction was accounted for as a reverse merger, and Bayberry was determined to be the accounting acquirer.
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

Principles of Consolidation
The consolidated financial statements include the accounts of Castellum, Inc. and its subsidiaries, collectively referred to as “the Company”. All significant intercompany accounts and transactions have been eliminated in consolidation. Castellum, Inc. owns 100% of GTMR, Corvus, MFSI (until its sale on September 11, 2024), Merrison (until dissolved as of December 1, 2023), and SSI.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principle (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Restricted Cash

Cash consists of cash and demand deposits with an original maturity of three months or less. The Company maintains cash balances in excess of the FDIC insured limit at a single bank. The Company does not consider this risk to be material.

Effective August 15, 2024, the Company modified the terms of the New Live Oak Revolver with Live Oak Bank. Under the terms of the modified agreement, the Company was required to (i) establish a collateral account with a balance of not less than $250,000 until such time as the senior debt service covenant is replaced by a total debt service covenant of 1.15:1.00 at which time funds shall be released at lender's sole discretion, (ii) modified the frequency of the reporting of the borrowing base certificate from once a month to twice a month, and (iii) reduced the borrowing capacity from $4,000,000 to $2,000,000. The Company held $250,000 in restricted cash as of December 31, 2024. The Company fully repaid and terminated the New Live Oak Revolver in 2025 and holds $0 in restricted cash with Live Oak bank as of December 31, 2025.
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

Intangible assets with finite useful lives are stated at cost less accumulated amortization and impairment. Intangible assets capitalized as of December 31, 2025 represent the valuation of the Company’s customer relationships, trade names, backlog and non-compete agreements which were acquired in the acquisitions. These intangible assets are being amortized on either the straight-line basis over their estimated average useful lives (certain trademarks, tradenames, backlog and non-compete agreements) or are being amortized based on the present value of the future cash flows (customer relationships, certain tradenames, backlog, and non-compete agreements). Amortization expense of the intangible assets runs through March 2038.
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

During 2024 and 2025, the Company has noted no indicator or triggering events that demonstrate it is more-likely-than-not our goodwill may be impaired.
Subsequent Events
Subsequent events were evaluated through March 9, 2025, the date the consolidated financial statements for the year ended December 31, 2025 were issued.
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
Revenue generated from the Company’s FFP contracts is recognized over time as performance obligations are satisfied, based on the transfer of control to the customer. Revenue is generally recognized using an input method based on labor hours or costs incurred relative to total estimated costs. Most contracts do not include significant variable consideration, and contract modifications are generally minimal. Accordingly, the Company’s election of available transition practical expedients did not have a material impact on revenue recognition.

Revenue generated from contracts with federal, state, and local governments is primarily recognized over time. Under CPFF and time-and-materials T&M contracts, the Company performs services as directed by the customer and generally bills semi-monthly based on labor hours expended. Certain government software development contracts include defined deliverables and are structured as FFP arrangements, which are generally billed as performance obligations are satisfied.

Revenue recognition under FFP contracts requires judgment in allocating the transaction price to performance obligations and estimating total expected costs. Contract terms may extend up to five years.

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
The following table disaggregates the Company’s revenue by contract type for the years ended December 31:

	2025	2024	2023
Revenue:
Time and material	$16,987,361	$24,483,023	$25,631,786
Firm fixed price	2,639,429	2,804,574	3,129,520
Cost plus fixed fee	33,239,211	17,477,255	16,482,505
Total	$52,866,001	$44,764,852	$45,243,811
Contract Balances

Contract assets include unbilled amounts typically resulting from FFP contracts when the revenue recognized exceeds the amounts billed to the customer on uncompleted contracts. Contract liabilities consist of billings in excess of costs and estimated earnings on uncompleted contracts. Contract assets were $160,649 at January 1, 2024 and $270,147 at December 31, 2024. Contract assets were $270,147 at January 1, 2025 and $568,705 at December 31, 2025. The change in contract assets during the year primarily reflects the timing of billings compared to revenue recognition, including increased activity near period end and normal billing cycle differences. Contract assets are transferred to accounts receivable when the Company’s right to consideration becomes unconditional.
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

Under current GAAP, an equity-linked financial instrument that otherwise is not required to be classified as a liability under the guidance Distinguishing Liabilities from Equity (Topic 480) is evaluated under the guidance in Topic 815, Derivatives and Hedging, to determine whether it meets the definition of a derivative. If it meets that definition, the instrument (or embedded feature) is evaluated to determine whether it is indexed to an entity’s own stock as part of the analysis of whether it qualifies for a scope exception from derivative accounting.
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
Accounts Receivable and Concentration of Credit Risk
An allowance for credit losses is based on management’s estimate of the overall collectability of accounts receivable, considering historical losses. Based on these same factors, individual accounts are charged off against the allowance when management determines those individual accounts are uncollectible. Credit extended to customers is generally uncollateralized. Past-due status is based on contractual terms. The Company does not charge interest on accounts receivable; however, United States (“U.S.”) government agencies may pay interest on invoices outstanding more than 30 days. Interest income is recorded when received. As of December 31, 2025 and 2024, management did not consider an allowance for credit losses is necessary.
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
For the years ended December 31, 2025, 2024, and 2023, the Company had three customers represent 73%, 47%, and 52% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company has three customers that represent 73% of the total accounts receivable as of December 31, 2025 and four customers that represented 65% of the total accounts receivable as of December 31, 2024.
Investment in Joint Ventures/Captive Insurance Entity

In May 2024, the Company entered in to a program to self-insure some of its healthcare risk up to a certain limit, with the use of a stop loss policy. In June 2024, the Company made an equity investment in a captive insurance company. In June 2025, the Company transitioned to a fully insured healthcare model. The equity investment is expected to be returned to the Company and is included in Accounts Receivable on the Consolidated Balance Sheets.

During 2025, the Company made a cash investment of $100,000 in a joint venture in which it holds a minority ownership interest. In addition, the Company made an immaterial investment of $250 in a separate joint venture. The Company does not control either entity and accounts for these investments under the equity method of accounting in accordance with ASC 323, Investments — Equity Method and Joint Ventures. As of December 31, 2025, the carrying value of the Company’s investments in joint ventures was $100,250, which is included in Investment in Joint Ventures/Captive Insurance Entity on the Consolidated Balance Sheets.

The Company has no obligation to provide additional funding and has not guaranteed any obligations of the joint ventures.
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

One Big Beautiful Bill Act On July 4, 2025, H.R.1, commonly referred to as the One Big Beautiful Bill Act ("OBBBA"), was enacted in the U.S. which includes a broad range of tax reform provisions, including extending and modifying certain key Tax Cuts and Jobs Act provisions (both domestic and international), and provisions allowing accelerated tax deductions for qualified property and research expenditures. The legislation has multiple effective dates, with certain provisions effective in 2025 and others to be implemented through 2027. The legislation's enactment did not materially impact our effective income tax rate or cash tax position.

The Company accounts for income taxes under ASC Topic 740, Income Taxes ("ASC 740"). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed financial statements.
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
Loss Per Share of Common Stock
Basic net loss per common share is computed using the weighted average number of common shares outstanding, as well as a warrant to purchase 1,080,717 shares of common stock for a total aggregate exercise price of $1 granted in connection with the $5,600,000 note payable maturing August 31, 2026, as the cash consideration for the holder/grantee to receive common shares was determined to be nonsubstantive. As of December 31, 2025, these warrants have been fully exercised and are no longer included in the calculation. Diluted earnings per share (“EPS”) include additional dilution from common stock equivalents, such as convertible notes, preferred stock, stock issuable pursuant to the exercise of stock options and all other warrants. Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be anti-dilutive for periods presented, so only the basic weighted average number of common shares are used in the computations. The Company subtracts dividends on preferred stock when calculating loss per share.

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

The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company's financial reporting, the Company undertakes a study to determine the consequences of such change to its Financial Statements and assures that there are proper controls in place to ascertain that the Company's Financial Statements properly reflect the change. Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

Note 3: Acquisition and Disposition
The Company has completed the following acquisition and disposition to achieve its business purposes as discussed in Note 1:
GTMR

On March 22, 2023, the Company entered into an agreement and plan of merger with GTMR. This acquisition was accounted for as a business combination whereby GTMR became a 100% owned subsidiary of the Company (the “GTMR Acquisition”). The Company acquired GTMR to expand our capabilities, increase market share, gain access to new contracts, and achieve cost efficiencies through synergies and economies of scale.

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

Management estimated the present value of future consideration to be received, recognizing short and long term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $296,009 ("Anticipated Receivable"). The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets. As of December 31, 2025, the balance of the Anticipated Receivable was $135,466 reflecting payments received to date.

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
Note 4: Fixed Assets
Fixed assets consisted of the following as of December 31:

	2025	2024
Equipment and software	$357,160	$261,408
Furniture	43,119	43,119
Automobile	56,020	43,928
Leasehold improvements	192,959	192,959
Total fixed assets	649,258	541,414
Accumulated depreciation	(418,122)	(385,303)
Fixed assets, net	$231,136	$156,111
Depreciation expense for the years ended December 31, 2025, 2024, and 2023 was $76,716, $157,376, and $148,512 respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of December 31, 2025 and December 31, 2024:

		December 31, 2025
		Gross carrying value	Accumulated Amortization	Net carrying value
Customer relationships	4.5– 15 years	$11,613,000	$(7,597,845)	$4,015,155
Trade name	15 years	783,000	(503,758)	279,242
Trademark	10 years	533,864	(238,779)	295,085
Backlog	3 years	3,210,000	(2,431,880)	778,120
Non-compete agreement	2 years	680,000	(676,000)	4,000
		$16,819,864	$(11,448,262)	$5,371,602

		December 31, 2024
Customer relationships	4.5– 15 years	$11,613,000	$(6,736,666)	$4,876,334
Trade name	4.5 years	783,000	(449,319)	333,681
Trademark	15 years	533,864	(195,862)	338,002
Backlog	2 years	3,210,000	(1,984,267)	1,225,733
Non-compete agreement	3-4 years	680,000	(660,000)	20,000
		$16,819,864	$(10,026,114)	$6,793,750

The intangible assets, with the exception of the trademarks, were recorded as part of the acquisitions of Corvus, MFSI, Merrison, LSG, SSI, and GTMR. The intangible assets associated with MFSI were properly derecognized upon the sale of MFSI. Amortization expense for the years ended December 31, 2025, 2024, and 2023 was $1,422,148, $2,062,809, and $2,380,303 respectively, and the intangible assets are being amortized based on the estimated future lives as noted above.

Future amortization of the intangible assets for the next five years as of December 31 are as follows:

2026	$1,218,182
2027	1,014,558
2028	528,784
2029	441,568
2030	378,363
Thereafter	1,790,147
Total	$5,371,602
The following table presents changes to goodwill for the years ended December 31, 2025 and 2024 for each reporting unit:

	Corvus	SSI	MFSI	Total
December 31, 2023	$1,958,741	$8,718,093	$40,073	$10,716,907
Goodwill removed through disposition	—	—	(40,073)	(40,073)
December 31, 2024	1,958,741	8,718,093	—	10,676,834
December 31, 2025	$1,958,741	$8,718,093	$—	$10,676,834

Note 6: Convertible Promissory Notes – Related Party
The Company has no convertible promissory notes with related parties as of December 31, 2025 and 2024. Interest expense which includes amortization of discount and premium for the years ended December 31, 2025, 2024 and 2023 was $—, $209,622, and $1,399,262, respectively. The amount of the debt discount recorded related to the conversion feature granted to the note holder was evaluated for characteristics of liability or equity and was determined to be equity under ASC 470 and ASC 480. The Company recognized this as additional paid in capital, and the discount was being amortized over the life of the note.
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
Note 7: Notes Payable
The Company entered into notes payable as follows as of December 31:

	2025	2024
Note payable at 7.5% dated February 22, 2024, maturing August 31, 2026 (a)	—	6,000,000
Promissory note payable (b)	—	2,000,000
Total Notes Payable	$—	$8,000,000
(a)On February 22, 2024, as a result of amending two note payables with Robert Eisiminger, the Company entered into the 2024 Eisiminger Note, with a principal balance of $6,000,000, maturing on August 31, 2026, and bearing interest at 7.5% per annum until February 1, 2025, and at 8% per annum thereafter. As of December 31, 2025, the Company fully repaid this note.

(b)On February 22, 2024, the Company and the BCRT entered into a new note payable in the principal amount of $2,400,000 (the "Buckhout February 2024 Note") maturing on August 31, 2026, and bearing interest at 5% per annum through January 1, 2025, 8% per annum through January 1, 2026, and 12% per annum thereafter. The principal amount was to be amortized at the rate of $100,000 per month, commencing in September 2024 until the final payment was made in August 2026. The terms of the Buckhout February 2024 Note did not permit the principal amount to be converted into common stock. Refer to Note 6, "Convertible Promissory Notes - Related Party" for relevant information regarding the previous note with the BCRT. As of December 31, 2025, the Company fully repaid this note.
Interest expense, which includes amortization of discount, for the years ended December 31, 2025, 2024, and 2023 was $385,912, $706,054, and $1,732,265, respectively.

Note 8: Note Payable – Related Party
The Company entered into a note payable – related party as follows as of December 31:

	2025	2024
Note payable at 5% due March 31, 2026, in connection with the acquisition of SSI	$400,000	$400,000
Interest expense for the years ended December 31, 2025, 2024, and 2023 was $20,000.

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

On February 11, 2026, the Company fully repaid the note payable. See Note 17, “Subsequent Events” for further information.

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

On February 13, 2025, the Company fully repaid its outstanding line of credit with Live Oak Bank in the amount of $1,989,986. Following this payment, the line of credit was closed and the restricted cash was released to the Company’s checking account. The Company has no remaining obligations under this facility.

Note 10: Due To Seller

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The parties agreed to settle the amount for a total of $720,000, consisting of an initial payment of $180,000 made by the Company upon execution of the agreement, followed by monthly payments of $20,000 plus interest at 5% per annum for 27 months beginning in March 2024. In November 2025, the balance was fully paid off.

Note 11: Stockholders’ Equity (Deficit)
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A preferred stock, Series B preferred stock and Series C preferred stock. The Series B preferred stock was fully converted into common stock during 2022, and as such, there is no outstanding Series B preferred stock as of December 31, 2025.
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

As of December 31, 2025 and December 31, 2024, the Company had 5,875,000 shares of Series A preferred stock issued and outstanding, respectively, convertible into 587,500 shares of common stock. The 5,875,000 shares were issued to former officers of the Company in settlement of debt. For the year ended December 31, 2023, the Company had preferred stock dividends recognized of $118,152, of which $72,624 was related to Series A Preferred Stock dividends. For the years ended December 31, 2025 and 2024, the Company recognized total preferred stock dividends of $107,442 and $119,277, respectively, of which $73,077 in each year related to Series A preferred stock dividends.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B preferred stock, par value of $0.0001. On October 17, 2022 the Company issued a total of 15,375,000 shares of common stock in connection with the conversion of all of its Series B preferred shares outstanding in connection with its public offering. As of December 31, 2025 and December 31, 2024, the Company had no shares of Series B preferred stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C preferred stock, par value of $0.0001 (effective July 19, 2021). In the year ended December 31, 2024, the Company raised $150,000 for 150,000 shares of Series C preferred stock along with 300,000 common shares. Each share of the Series C preferred stock is convertible into 0.625 common shares, and the Series C preferred stock pays a $0.06 dividend per Series C preferred share per year. The dividend commenced accruing when the Series C preferred shares were fully designated and issued.

For the year ended December 31, 2025, the Company has total preferred stock dividends recognized of $107,442 of which $34,365 is related to Series C preferred stock dividends. The Series C preferred stockholders under their subscription agreements were issued 0.1 common shares per Series C preferred share for their investment. As a result, as of December 31, 2024, 770,000 shares of Series C preferred stock have been issued. On January 3 and January 8, 2025, two holders of the Company’s Series C preferred stock, converted an aggregate of 200,000 shares of Series C preferred stock to 125,000 shares of common stock at a conversion rate of 0.625 shares of common stock per share of Series C preferred stock. As of December 31, 2025, 570,000 shares of Series C preferred stock is outstanding.

Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company had 94,612,750 and 77,076,129 shares issued and outstanding as of December 31, 2025 and 2024, respectively. The holders of the Company’s Common Stock are entitled to one vote for each share of common stock held.
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company’s common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan (the “ESPP”). The ESPP was adopted by the Company’s Board of Directors on March 11, 2025 and approved by the Company’s stockholders at the annual meeting held on May 28, 2025. The ESPP is a voluntary employee benefit program that permits eligible employees to contribute up to 5% of their eligible compensation through payroll deductions each pay period. Payroll deductions and purchases of Company common stock under the ESPP did not commence until 2026. Shares are purchased on behalf of participating employees on a quarterly basis at a price equal to 85% of the fair market value on the applicable purchase date. The ESPP is intended to provide employees with an opportunity to acquire an ownership interest in the Company and is not a component of executive compensation.

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

In a concurrent private placement, the Company agreed to issue to the same institutional investor, for each ordinary share and Pre-funded Warrant purchased in the offering, an additional ordinary share purchase warrant (“Regular Warrants”). The Regular Warrants had an exercise price of $0.35 and were exercisable to purchase an aggregate of 8,437,501 shares of common stock. The Regular Warrants were exercisable for five years. The shares, the Pre-Funded Warrants, and the Pre-Funded Warrant Shares were being offered pursuant to a shelf registration statement on Form S-3 (File No. 333-275840), which was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2023, and a related prospectus supplement dated January 25, 2024, related to the Registered Offering. The Registered Offering closed on January 29, 2024. All Pre-funded and Regular Warrants have been exercised as of December 31, 2025.

On January 3, 2025, a member of the Company’s Board of Directors (“Board”), exercised 110,028 stock options at $0.21 per share for 110,028 shares of common stock. On August 21, 2025, a member of the Company's Board exercised 125,000 stock options at $0.21 per share for 125,000 shares of common stock.

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

On March 19, 2025, the Company closed on the March 2025 Public Offering of 4,500,000 Units at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock. The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and March 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the March 2025 Offering for working capital and general corporate purposes.

On June 13, 2025, the Company closed on the June 2025 Public Offering of 4,166,667 Units at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock. The June 2025 Warrants were immediately exercisable at $1.22 per share and expired 60 days from the date of issuance. The shares of common stock and June 2025 Warrants were immediately separable and issued separately. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes.

As of December 31, 2025, 1,755,543 of the March 2025 Warrants issued were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 March 2025 Warrants have expired as of December 31, 2025.

As of December 31, 2025, 3,673,666 of the June 2025 Warrants issued were exercised at $1.22 per share, for gross proceeds of $4.48 million before deducting placement agent fees. The remaining 493,001 June 2025 Warrants have expired as of December 31, 2025.
During the year ended December 31, 2025, the Company recorded an obligation to issue 515,464 restricted shares of common stock, that vest ratably over a period of one year, to its Board for their service on the Board from January 1, 2024, through June 30, 2024. The total expense booked to record this obligation was $146,768. On June 11, 2025, the Board agreed to a cash payment totaling $146,700, which was paid out on June 17, 2025, and the obligation to issue shares was reduced to zero.

During the twelve months ended December 31, 2025, 17,536,622 shares of common stock were issued related to the stock option exercises, March 2025 Public Offering and June 2025 Public Offering, for common stock, along with the warrant exercises noted below.
Warrants

The Pre-funded Warrants were immediately exercisable and do not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share. As of December 31, 2025, all Pre-funded Warrants have been exercised.

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

Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to December 31, 2025. The remaining 2,744,457 warrants expired on May 19, 2025.

Of the 4,166,667 June 2025 Warrants issued during the June 2025 Public Offering, 3,673,666 warrants were exercised at $1.22 per share prior to December 31, 2025. The remaining 493,001 warrants expired on August 12, 2025.

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
The following table represents a summary of warrants for the year ended December 31, 2025 and December 31, 2024:

	2025		2024		2023
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	8,744,698	$1.40	7,444,698	$1.68	5,678,836	$1.84

Granted	8,666,667	0.34	11,631,035	0.34	1,765,862	1.17
Exercised	(8,509,926)	0.41	(10,331,035)	0.41	—	—
Expired	(3,247,458)	1.08	—	—	—	—
Ending balance	5,653,981	$1.40	8,744,698	$1.40	7,444,698	$1.68

Warrants exercisable	5,653,981		8,744,698
Intrinsic value of warrants	$—		$6,661,661		$327,214
Weighted Average Remaining Contractual Life (Years)	3.12		3.86
Options
On November 9, 2021, the Company approved the 2021 Stock Incentive Plan (“Stock Incentive Plan”) that authorized the Company to grant up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done pursuant to the terms of a stock incentive plan. On November 9, 2023 the Board approved an amendment to the Stock Incentive Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's stockholders at its annual meeting on May 29, 2024.
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's stockholders at the Company's 2025 annual meeting of stockholders held on May 28, 2025. As of December 31, 2025, 8,807,500 stock options have been granted under the Amended Plan.

The following represents a summary of options for the Amended Plan and additional options granted outside of the Amended Plan for the years ended December 31, 2025 and 2024:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted-Average Fair Value
Outstanding, December 31, 2023	8,243,437	$2.38	4.76	$3.55
Granted	1,900,000	0.22	6.49	0.19
Exercised	—	—
Forfeited	(628,437)	1.55
Outstanding December 31, 2024	9,515,000	2.03	3.89	3.12
Granted	4,775,000	1.14	7.40	1.12
Exercised	(250,000)	0.21
Forfeited	(687,500)	0.80
Outstanding December 31, 2025	13,352,500	$1.81	4.67	$2.64

As of December 31, 2025
Vested and Exercisable	8,006,686	$2.04	3.93	$2.40
Stock based compensation expense related to options for the years ended December 31, 2025 and 2024 was $2,475,687 and $5,280,217, respectively, which is comprised of $2,202,451 and $4,940,735 in service-based grants and $273,236 and $339,482 in performance-based grants, for the years ended December 31, 2025 and 2024, respectively. Forfeitures are recognized as incurred.

In accordance with ASC 718-10-50, the Company measures the fair value of its share-based payment arrangements using the Black-Scholes model. The Company measures the share-based compensation on the grant date using the following assumptions:

Year Ended December 31,
	2025	2024	2023
Expected term	7 years	7 years	7 years
Expected volatility	123.05% - 124.33%	161.61% - 166.14%	135.00% – 177.00%
Expected dividend yield	—	—	—
Risk-free interest rate	3.90% - 4.14%	3.89% - 4.45%	3.48% - 3.89%
The Company measures the share-based compensation for all options and warrants that are not considered derivative liabilities using the Black-Scholes method with these assumptions, and any changes to these inputs can produce significantly higher or lower fair value measurements. The weighted average grant date fair value of the options granted during the years ended December 31, 2025, 2024 and 2023 was $1.12, $0.19 and $1.10, respectively. The risk-free interest rate is based on the yield of a zero coupon U.S. Treasury Security with a maturity equal to the expected life of the stock option from the date of the grant. The assumption for expected volatility is based on the historical volatility of the Company. Aside from dividends paid on preferred shares, it is the Company's intent to retain all profits for the operations of the business for the foreseeable future, as such the dividend yield assumption is zero.
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

The Company recognized liabilities for the estimated fair values of the Derivative Liabilities. The estimated fair values of these liabilities were calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense). As of December 31, 2025, the Company recorded the fair value of the 656,250 warrants issued on April 4, 2022 (“Derivative Liability”) at $262,000, all other derivative liabilities were extinguished or exercised.

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

The Company determined that the significant inputs used to value the Derivative Liabilities fall within Level 3 of the fair value hierarchy. As a result, the Company has determined that the valuation of its Derivative Liabilities and contingent earnout are classified in Level 3 of the fair value hierarchy as shown in the table below:

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$135,466	$135,466

Derivative Liability	$—	$—	$262,000	$262,000

	Fair Value Measurements at December 31, 2024
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$265,739	$265,739

Derivative Liability	$—	$—	$883,000	$883,000

The value at inception of the remaining Derivative Liability was $378,000. During the year ended December 31, 2025, 2024, and 2023 the Company recognized changes in the fair value of the Derivative Liabilities of $621,000, $(725,400), and $666,400 respectively.

Activity related to the Derivative Liability for the year ended December 31, 2025 is as follows:

Beginning balance as of December 31, 2024	$(883,000)
Issuance of Derivative Liabilities	—
Change in fair value of Derivative Liability	621,000
Ending balance as of December 31, 2025	$(262,000)

Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the Derivative Liabilities is estimated using a binomial valuation model. The assumptions, inputs, and methodologies the Company uses in determining fair value result in inherent uncertainty. The following assumptions were used for the periods as follows:

	2025	2024
Stock Price	$0.90	$2.00
Conversion option - convertible note	n/a	n/a
Strike price - warrants	1.84	1.38 - 1.84
Term	1.26 years	0.12 years - 4.10 years
Volatility	145.20%	98.00% - 148.30%
Market yield - conversion option	n/a	n/a
Risk-free rate	3.48%	3.90% - 5.60%
Note 13: Related-Party Transactions
On August 12, 2021, the Company issued a note to an employee in the principal amount of $400,000 that has a maturity date of December 31, 2024 and bears interest at a rate of five percent (5%). The maturity date and other terms of this note were subsequently amended on February 16, 2024 and August 1, 2025 as noted in Note 8, “Note Payable - Related Party”.
On February 11, 2026, the Company fully repaid the note payable with the related party. See Note 17, “Subsequent Events” for further information.

As part of the SSI Acquisition Agreement, the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition in August 12, 2021. The former shareholders were both employed by the Company during 2025. On November 7, 2025, the Company fully settled the Due to Seller obligation, paying $140,000 plus accrued interest.

Note 14: Defined Contribution Plan

The Company sponsors a qualified 401(k) plan that allows eligible employees to make contributions, subject to certain limitations. The Company provides a matching contribution of up to 4% of an employee's compensation. The aggregate 401(k) Plan employer match was $814,511, $907,989 and $882,707 in the years ended December 31, 2025, 2024 and 2023, respectively.

Note 15: Commitments

The Company determines whether an arrangement contains a lease at inception. Operating lease right-of-use (“ROU”) assets and operating lease liabilities are recognized for leases with terms greater than twelve months. Lease liabilities are measured at the present value of future lease payments, and ROU assets are measured based on the corresponding lease liability adjusted for any prepaid or accrued lease payments. The Company has elected the practical expedient not to recognize short-term leases, defined as leases with an initial term of twelve months or less, on the consolidated balance sheets. Lease expense for operating leases is recognized on a straight-line basis over the lease term. The Company’s leases do not contain material residual value guarantees or restrictive covenants.

The Company’s operating leases primarily consist of office facilities and a warehouse. These leases are recognized on the consolidated balance sheets as operating lease right-of-use assets and corresponding operating lease liabilities. In addition, the Company maintains certain month-to-month and short-term office arrangements, including leases supporting individual employees, which are not material individually or in the aggregate and are accounted for as short-term leases.

Lease cost consisted of the following for the years ended December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating lease cost	530,345	427,933
Short-term lease cost	47,021	110,115
Total lease cost	$577,366	$538,048

Supplemental balance sheet and other lease information are as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term (years)	3	4
Weighted-average discount rate	8.1%	8.4%

Future minimum lease payments under operating leases as of December 31, 2025 were as follows:

Year	Amount
2026	312,555
2027	294,168
2028	303,084
Thereafter	—
Total lease payments	$909,807
Less: imputed interest	$88,720
Operating lease liabilities	$821,087

Other than the leases described above, the Company had no material commitments as of December 31, 2025.

Note 16: Income Taxes
The components of the provision for income taxes for the years ended December 31, are as follows:

	2025	2024	2023
Current
Federal	49,510	(17,148)	84,279
State	158,470	85,180	138,770
Current tax expense	207,980	68,032	223,049

Deferred
Federal	—	—	(1,165,655)
State	—	—	(314,511)
Deferred tax expenses	—	—	(1,480,166)

Total	$207,980	$68,032	$(1,257,117)

The following table summarizes the significant differences between the U.S. federal statutory tax rate and the Company’s effective tax rate for financial statement purposes for the years ended December 31:

	Year Ended December 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Pre-tax book income	$(2,190,312)		$(9,912,275)		$(19,057,295)

U.S. federal statutory tax rate	(459,965)	21.0%	(2,081,578)	21.0%	(4,002,032)	21.0%
State and local income taxes, net of federal income tax effects (1)	220,780	(10.1)%	64,818	(0.7)%	(185,003)	1.0%
Tax Credits
Research and development tax credits	(149,376)	6.8%	—	—%	—	—%
Change in valuation allowance	187,612	(8.6)%	986,455	(10.0)%	1,225,611	(6.4)%
Nontaxable or nondeductible items	15,314	(0.7)%	105,363	(1.1)%	64,732	(0.3)%
Goodwill impairment	—	—%	—	—%	1,209,001	(6.3)%
Warrant fair value adjustments	(130,410)	6.0%	190,806	(1.9)%	(221,345)	1.2%
Compensation	438,403	(20.0)%	878,050	(8.9)%	728,210	(3.8)%
Other	85,622	(3.9)%	(75,882)	0.8%	(76,291)	0.4%
Totals	$207,980	(9.5)%	$68,032	(0.7)%	$(1,257,117)	6.6%
(1) State taxes in Florida, New Jersey, Maryland and Virginia comprise the majority of this category.
Our effective tax rates were (9.5)% and (0.7)% for the years ended December 31, 2025 and 2024, respectively. Our effective tax rates were below the 21% statutory rate primarily due to state taxes, nondeductible compensation and increase in valuation allowance, partially offset by tax credits and changes in fair value adjustments.

The tax effects of temporary differences that gave rise to significant portions of deferred tax assets and liabilities consist of the following at December 31:

	2025	2024
Deferred tax assets:
Net operating losses	$414,597	$—
Deferred interest	746,725	864,967
R&D credit carryforward	223,212	—
Lease liabilities	233,011	297,596
Accrued expenses	178,134	317,407
Stock compensation	3,990,163	3,896,517
Transaction costs	37,146	40,488
Other	(101,084)	(68,193)
Total deferred tax assets	5,721,904	5,348,782

Deferred tax liabilities:
Intangible assets	(475,912)	(761,765)
ROU Assets	(225,546)	(292,115)
Property and equipment	(38,778)	(17,890)
Cash to accrual method change	(58,816)	(113,542)

Total deferred tax liabilities	(799,052)	(1,185,312)

Valuation allowance	$(4,922,852)	$(4,163,470)

Net deferred tax assets (liabilities)	$—	$—

The Company recognized a valuation allowance against deferred tax assets of $4,922,852 and $4,163,470 as of December 31, 2025 and 2024, respectively. The valuation allowance increased by $759,382 for the year ended December 31, 2025, compared to the increase of $1,324,423 for the year ended December 31, 2024. The increase in the valuation allowance is a result of the current year losses partially offset by nondeductible expenses that are not tax benefited. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a valuation allowance has been recorded. These factors include the Company’s history of book losses since its inception.

As of December 31, 2025, our federal and state net operating loss (“NOLs”) carryforwards for income tax purposes were approximately $1,471,502 and $1,060,113, respectively. If not utilized, certain state net operating loss carryforwards will begin to expire in 2042. The Company also has Federal and New Jersey research and development credit carryforwards for income tax purposes of $75,539 and $147,673, respectively. It is more likely than not that the majority of these net operation losses and credit carryforwards will not be realized.

Cash paid for income taxes, net of refunds, for the year ended December 31:

2025
US federal	—
US state and local
Virginia	22,300
Maryland	150,000
All Other States	16,200
Total cash paid for income taxes, net of refunds	188,500

The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company has no material unrecognized tax benefits as of December 31, 2025 and 2024.

Fiscal years ending December 31, 2022 and later remain subject to examination by U.S. federal and state taxing authorities. There are currently no audits in progress.

As of December 31, 2025, our federal and state net operating loss (“NOLs”) carryforwards for income tax purposes were approximately $1,471,502 and $1,060,113, respectively. If not utilized, certain state net operating loss carryforwards will begin to expire in 2042. The Company also has Federal and New Jersey research and development credit carryforwards for income tax purposes of $75,539 and $147,673, respectively. It is more likely than not that the majority of these net operation losses and credit carryforwards will not be realized.
Note 17: Subsequent Events

On February 11, 2026, the Company fully repaid the $400,000 note payable with the related party and currently has no outstanding debt.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as amended) as of December 31, 2025, the end of the period covered by this Form 10-K. Based on that evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Attestation Report of the Registered Public Accounting Firm

Pursuant to rules of the SEC that permit us to provide only our management’s report in this Form 10-K, an attestation report of our independent registered public accounting firm regarding internal control over financial reporting is not included in this Form 10-K.

Item 9B. Other Information

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c ) of Regulation S-K) during the year ending December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III
Certain information required in Part III is omitted from this report but is incorporated herein by reference from our Proxy Statement for the 2026 Annual Meeting of Stockholders (as amended or supplemented, the “2026 Proxy Statement”) to be filed with the Securities and Exchange Commission (the “SEC”). The 2026 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this report relates.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 of this Annual Report on Form 10-K (“Form 10-K”) is incorporated herein by reference to our 2026 Proxy Statement.
Item 11. Executive Compensation

The information required by this Item 11 of this Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 of this Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 of this Form 10-K is incorporated herein by reference to our 2026 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this Item 14 of this Form 10K is incorporated herein by reference to our 2026 Proxy Statement.

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

(3) Exhibits

The documents listed in the following Exhibit Index of this Form 10-K are incorporated herein by reference or are filed with this Form 10-K, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.2	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

4.4	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	June 13, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Second Amended 2021 Stock Incentive Plan	S-8	333-284205	10.1	September 17, 2025

10.3+	Registrant’s 2025 Employee Stock Purchase Plan	S-8	333-284205	10.1	September 17, 2025

10.4+	Form of Stock Option Agreement	S-1	333-267249	10.1	September 2, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.9	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.10	Letter Agreement dated February 22, 2024 by and between Registrant and Emil Kaunitz	8-K	001-41526	10.9	February 22, 2024

10.11++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	February 28, 2025

10.12	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.13	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.20	March 18, 2025

10.14	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.15+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

10.16	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	June 13, 2025

10.17	Placement Agency Agreement dated June 12, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	June 13, 2025

10.18	Warrant Agency Agreement dated June 13, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	June 13, 2025

10.19*++	Delivery Order N0042125F3003 under Contract No. N0017819D7718 effective February 27, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Pax River

10.20*++	Delivery Order N6833525F3003 under Contract No. N0017819D7718 effective September 18, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Lakehurst

14.1	Code of Ethics and Business Conduct	S-1	333-267249	14.1	September 2, 2022

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm
24.1*	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Clawback Policy

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

CASTELLUM, INC.

By: /s/ Glen R. Ives
Date: March 9, 2025	Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

Date: March 9, 2025	By: /s/ David T. Bell
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

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark S. Alarie	Director	March 9, 2025
Mark S. Alarie

/s/ Bernard S. Champoux	Chair, Director	March 9, 2025
Bernard S. Champoux

/s/ John F. Campbell	Director	March 9, 2025
John F. Campbell

/s/ C. Thomas McMillen	Director	March 9, 2025
C. Thomas McMillen