Form 10-Q
period 2026-03-31
Castellum, Inc.
filed 2026-05-08
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2026
Common Stock, par value $0.0001 per share	94,698,939

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended March 31, 2026

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

•our ability successfully to execute additional acquisitions and integrate those operations into our ongoing businesses; and
•the volatility of our common stock share price.
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets

Current Assets:
Cash	$15,772,974	$14,884,778
Accounts receivable, net	7,714,969	8,180,180
Contract asset	541,441	568,705
Due from buyer	57,049	58,207
Prepaid income taxes	146,245	153,153
Prepaid expenses and other current assets	764,894	800,671
Total current assets	24,997,572	24,645,694

Fixed assets, net	220,419	231,136

Non-Current Assets:
Due from buyer, net of current portion	44,371	77,259
Right of use asset - operating lease	718,137	800,069
Investment in joint ventures/captive insurance entity	100,250	100,250
Intangible assets, net	5,067,056	5,371,602
Goodwill	10,676,834	10,676,834
Total non-current assets	16,827,067	17,257,150

Total Assets	$41,824,639	$41,902,844

Liabilities and Stockholders' Equity

Liabilities

Current Liabilities
Accounts payable and accrued expenses	$1,981,584	$1,904,962
Accrued payroll and payroll related expenses	2,952,153	2,761,998
Current portion of lease liability – operating leases	251,073	270,868
Derivative liability	10,000	262,000
Notes payable, related party	—	400,000
Total current liabilities	5,194,810	5,599,828

Non-Current Liabilities

Lease liability – operating leases, net of current portion	487,188	550,219
Total non-current liabilities	487,188	550,219

Total Liabilities	$5,681,998	$6,150,047

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 570,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	57	57
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 94,612,750 and 94,612,750 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	9,461	9,461
Additional paid in capital	93,098,846	92,330,909
Accumulated deficit	(56,966,311)	(56,588,218)
Total stockholders' equity	36,142,641	35,752,797

Total Liabilities and Stockholders' Equity	$41,824,639	$41,902,844
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues	$14,291,961	$11,664,365

Cost of Revenues	9,229,741	7,109,749

Gross Profit	5,062,220	4,554,616

Operating Expenses
Indirect costs	2,461,140	2,385,544
Overhead	644,356	512,924
General and administrative	2,654,722	3,142,155
Total operating expenses	5,760,218	6,040,623

Loss From Operations Before Other Income	(697,998)	(1,486,007)

Other Income (Expense)
Gain from change in fair value of derivative liability	252,000	501,000
Interest income (expense), net	101,400	(110,764)
Total other income	353,400	390,236

Loss Before Income Taxes and Preferred Stock Dividends	(344,598)	(1,095,771)

Income tax benefit (expense)	(6,676)	(74,276)

Net Loss	(351,274)	(1,170,047)
Less: preferred stock dividends	26,819	26,984
Net Loss To Common Shareholders	$(378,093)	$(1,197,031)

Net Loss Per Share - Basic And Diluted	$0.00	$(0.01)

Weighted Average Shares Outstanding - Basic And Diluted	94,612,750	80,953,373
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)

Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732

Balance - December 31, 2025	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$92,330,909	$(56,588,218)	$35,752,797

Stock-based compensation - options	—	—	—	—	—	—	—	—	767,937	—	767,937
Net Income for the period	—	—	—	—	—	—	—	—	—	(378,093)	(378,093)

Balance - March 31, 2026	5,875,000	$588	$—	$—	570,000	$57	94,612,750	$9,461	$93,098,846	$(56,966,311)	$36,142,641
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
Cash Flow From Operating Activities
Net loss before preferred stock dividends	$(351,274)	$(1,170,047)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	324,990	378,187
Stock-based compensation	767,937	1,179,209
Lease cost	81,932	40,300
Change in fair value of derivative liability	(252,000)	(501,000)
Changes in assets and liabilities
Accounts receivable	465,211	(2,757,793)
Prepaid expenses and other current assets	42,685	154,263
Contract asset	27,263	(41,066)
Accounts payable and accrued expenses	266,779	253,387
Lease liability	(82,827)	(38,080)
Net cash provided by (used in) operating activities	1,290,696	(2,502,640)

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	34,046	4,435
Purchases of fixed assets	(9,727)	—
Net cash provided by investing activities	24,319	4,435

Cash Flows From Financing Activities
Payment of revolving line of credit	—	(1,999,944)
Payment of debt issuance costs	—	(12,844)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	—	5,932,529
Preferred stock dividend	(26,819)	(26,984)
Repayment of amounts due to seller	—	(60,000)
Repayment of note payable - related party	(400,000)	—
Repayment of note payable	—	(300,000)
Net cash (used in) provided by financing activities	(426,819)	3,532,757

Net increase in cash	888,196	1,034,552

Cash - Beginning of Period	14,884,778	12,255,048

Cash - End of Period	$15,772,974	$13,289,600

Supplemental Disclosures
Cash paid for interest expense	$2,301	$195,843
Cash (refunded) paid from income taxes	$(232)	$3,200

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
March 31, 2026 and 2025
Note 1: Nature of Operations
Castellum, Inc. (the “Company”) is focused on building a large, successful technology company in the areas of information technology, electronic warfare, information warfare and cybersecurity with businesses in the governmental and commercial markets. Services include intelligence analysis, software development, software engineering, program management, strategic planning, information assurance and cybersecurity and policy along with analysis support. These services, which largely focus on securing data and establishing related policies, are applicable to customers in the federal government, financial services, healthcare, and other users of large data applications. The services can be delivered to legacy, customer owned networks, or customers who rely upon cloud-based infrastructures. The Company is actively working with business brokers and contacts within their business network to identify potential acquisitions.
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
The results of operations for the interim periods presented are not necessarily indicative of results that may be expected for the year or future periods. The financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2025, included in our Annual Report on Form 10-K for the year then ended. We have continued to follow the accounting policies set forth in those financial statements.
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
Revenue generated from contracts with Federal, state, and local governments is recorded over time, rather than at a point in time. Under contract support services contracts, the Company performs software design work as it is assigned by the customer, and bills the customer, generally semi-monthly, on either a CPFF or T&M basis, as labor hours are expended. Certain other government contracts for software development have specific deliverables and are structured as FFP contracts, which are generally billed as the performance obligations under the contract are met. Revenue recognition under FFP contracts requires judgment to allocate the transaction price to the performance obligations. Contracts may have terms of up to five years.
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
The following table disaggregates the Company’s revenue by contract type for the three months ended March 31:

	2026	2025
Revenue:
Time and material	$4,373,628	$4,935,016
Firm fixed price	886,588	741,066
Cost plus fixed fee	9,031,745	5,988,283
Total	$14,291,961	$11,664,365

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

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, which makes targeted updates to the accounting and disclosure requirements for internal-use software under Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The standard becomes effective for the Company beginning in fiscal year 2029, including interim periods, and permits either prospective or retrospective adoption. We are currently assessing the impact on our financial statements.
Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
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
Management estimated the present value of future consideration to be received, recognizing short- and long-term components of a receivable, which we will accrete over time and reassess periodically. An 8.5% discount rate was applied to calculate the present value of the receivable, totaling $101,420 ("Anticipated Receivable"). The Anticipated Receivable is revalued each quarter. The Company recorded a gain of $39,234 from the MFSI Divestiture. The balance of the Anticipated Receivable, accounts receivable in excess of $150,000, and any payments made by the Company on behalf of the Buyer, are reflected in Due from Buyer on the Consolidated Balance Sheets.

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
Note 4: Fixed Assets
Fixed assets consisted of the following as of March 31, 2026, and December 31, 2025:

	March 31, 2026	December 31, 2025
Equipment and software	$366,887	$357,160
Furniture	43,119	43,119
Automobiles	56,020	56,020
Leasehold improvements	192,959	192,959
Total fixed assets	658,985	649,258
Accumulated depreciation	(438,566)	(418,122)
Fixed assets, net	$220,419	$231,136
Depreciation expense for the three months ended March 31, 2026 and March 31, 2025, was $20,444 and $22,650, respectively.
Note 5: Intangible Assets and Goodwill
Intangible assets consisted of the following as of March 31, 2026, and December 31, 2025:

		March 31, 2026	December 31, 2025
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(11,752,808)	(11,448,262)
Intangible assets, net		$5,067,056	$5,371,602
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, Merrison, SSI, LSG, and GTMR. Amortization expense for the three months ended March 31, 2026 was $304,546, and amortization expense for the three months ended March 31, 2025 was $355,537, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.

Future amortization of the intangible assets for the next five years as of March 31 is as follows:

Remainder of the year ending December 31, 2026	$913,634
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030	378,363
Year ending 2031 and thereafter	1,790,149
Total	$5,067,056
The goodwill rollforward for the three months ended March 31, 2026, reflects no changes, as follows:

	Corvus	SSI	Total
December 31, 2025	$1,958,741	$8,718,093	$10,676,834

March 31, 2026	$1,958,741	$8,718,093	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the three months ended March 31, 2026.
Note 6: Notes Payable
There were no notes payable activity during the three months ended March 31, 2026.
Interest expense for the three months ended March 31, 2026 and March 31, 2025 was $— and $153,808, respectively. There was no accrued interest on the notes payable as of March 31, 2026 and March 31, 2025.
Note 7: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of March 31, 2026 and December 31, 2025, as follows:

	March 31, 2026	December 31, 2025
Note payable at 5%, amended to mature on March 31, 2026	$—	$400,000

On February 11, 2026, the Company fully repaid the $400,000 note payable with the related party.
Interest expense for the three months ended March 31, 2026, was $2,301, and $4,932 for the three months ended March 31, 2025, respectively.
Note 8: Revolving Credit Facility
On April 4, 2022, the Company obtained a $950,000 revolving credit facility with Live Oak Banking Company (“Live Oak Bank”), maturing March 28, 2029. On February 22, 2024, the Company replaced this facility with a new $4,000,000 revolving credit facility maturing February 22, 2025 ("New Live Oak Revolver"). The outstanding balance of approximately $625,000 was rolled over, and an additional $904,793 was advanced. As of December 31, 2025, $0 was outstanding under the new facility.
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
Interest expense for the three months ended March 31, 2026 and 2025, was $— and $28,658, respectively.
Note 9: Due to Seller

As part of the acquisition of SSI (the "SSI Acquisition"), the Company was obligated to pay an earnout contingent on the results of operations of SSI through August 2023. On February 15, 2024, the Company entered into an agreement with the former shareholders of SSI concerning the amount and timing of the contingent earnout included in total consideration for the SSI Acquisition which closed in August 2021. The parties agreed to settle the amount for a total of $720,000, with an initial payment of $180,000 that was made by the Company at signing of the agreement, plus starting in March 2024, monthly payments of $20,000 plus interest payable at 5% per annum for 27 months. In November 2025, the balance was fully paid off.

Note 10: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, a Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of March 31, 2026 and December 31, 2025, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the three months ended March 31, 2026 and 2025, the Company recognized $18,269 and $18,269, respectively, in Series A dividends, all of which have been paid as of March 31, 2026.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of March 31, 2026 and December 31, 2025, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of March 31, 2026, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2025, the Company had 570,000 shares of Series C Preferred Stock issued and outstanding.
For the three months ended March 31, 2026 and 2025, the Company recognized $8,550 and $8,715 in Series C dividends, all of which have been paid as of March 31, 2026.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company had 94,612,750 shares issued and outstanding as of both March 31, 2026, and December 31, 2025.
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan ("ESPP"). The ESPP was adopted by the Company’s Board of Directors on March 11, 2025 and approved by the Company’s stockholders at the annual meeting held on May 28, 2025. The ESPP is a voluntary employee benefit program that permits eligible employees to contribute up to 5% of their eligible compensation through payroll deductions each pay period. Payroll deductions and purchases of Company common stock under the ESPP did not commence until 2026. Shares are purchased on behalf of participating employees on a quarterly basis at a price equal to

85% of the fair market value on the applicable purchase date. The ESPP is intended to provide employees with an opportunity to acquire an ownership interest in the Company and is not a component of executive compensation.

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

On March 19, 2025, the Company closed on the public offering (the "March 2025 Public Offering") of 4,500,000 units ("Unit(s)") at a public offering price of $1.00 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock (the "March 2025 Warrants"). The March 2025 Warrants were immediately exercisable at $1.08 per share and expired 60 days from the date of issuance. The shares of common stock and March 2025 Warrants were immediately separable and issued separately. Gross proceeds from the March 2025 Public Offering were approximately $4.5 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the March 2025 Offering for working capital and general corporate purposes. 1,755,543 of the March 2025 Warrants issued were exercised at $1.08 per share, for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 March 2025 Warrants expired on May 19, 2025.

On June 13, 2025, the Company closed on the June 2025 Public Offering of 4,166,667 units ("Unit(s)") at a public offering price of $1.20 per Unit. Each Unit consists of one share of common stock and one warrant to purchase one share of common stock. The June 2025 Warrants were immediately exercisable at $1.22 per share and expired 60 days from the date of issuance. The shares of common stock and June 2025 Warrants were immediately separable and issued separately. Gross proceeds from the June 2025 Public Offering were approximately $5.0 million before deducting placement agent fees and offering expenses. Castellum used the net proceeds of the June 2025 Public Offering for working capital and general corporate purposes. 3,673,666 of the June 2025 Warrants issued were exercised at $1.22 per share, for gross proceeds of $4.48 million before deducting placement agent fees. The remaining 493,001 June 2025 Warrants expired on August 12, 2025.
During the three months ended March 31, 2026, no shares of common stock were issued.
Warrants
The Pre-funded Warrants were immediately exercisable and did not have an expiration date. As noted above, the Company sold Pre-funded Warrants to purchase up to an aggregate of 3,193,534 shares of common stock at an offering price of $0.319 per Pre-funded Warrant, which are exercisable at a price of $0.001 per share. As previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025, all Pre-funded Warrants have been exercised.

The Regular Warrants became exercisable on March 20, 2024, upon effectiveness of shareholder approval which was obtained on February 12, 2024. The Regular Warrants had an original expiration date of March 20, 2029, and had an exercise price of $0.35 per share. 6,437,501 of the Regular Warrants were exercised in 2024. The remaining 2,000,000 warrants were exercised in February of 2025 to purchase 2,000,000 shares of the Company’s common stock which resulted in aggregate proceeds to the Company of $700,000. All warrants held by this investor have now been fully exercised.

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
Of the 4,500,000 March 2025 Warrants issued during the March Public Offering, 1,755,543 warrants were exercised at $1.08 per share prior to March 31, 2026. The remaining 2,744,457 warrants expired on May 19, 2025.
Of the 4,166,667 June 2025 Warrants issued during the June 2025 Public Offering, 3,673,666 warrants were exercised at $1.22 per share prior to March 31, 2026. The remaining 493,001 warrants expired on August 12, 2025.
The following table represents a summary of warrants for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Three Months Ended March 31, 2026		Year Ended December 31, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,653,981	$1.40	8,744,698	$1.40

Granted	—	—	8,666,667	0.34
Exercised	—	—	(8,509,926)	0.41
Expired	—	—	(3,247,458)	1.08
Ending balance	5,653,981	$2.05	5,653,981	$1.40

Warrants exercisable	5,653,981		5,653,981
Intrinsic value of warrants	$—		$—
Weighted Average Remaining Contractual Life (Years)	2.87		3.12
Options
On November 9, 2021, the Company approved the 2021 Stock Incentive Plan ("Stock Incentive Plan") that authorized the Company to issue up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done pursuant to the terms of a stock incentive plan. On November 9, 2023 the Board approved an amendment to the Stock Incentive Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024.
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's stockholders at the Company's 2025 annual meeting of stockholders held on May 28, 2025. As of March, 31, 2026, 8,352,500 stock options have been granted under the Amended Plan.
The following represents a summary of options granted under the terms of the Amended Plan and additional options granted outside of the Amended Plan, for the three months ended March 31, 2026 and the year ended December 31, 2025:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2025	13,352,500	$1.81	4.67	$2.64
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited	(282,500)	1.49	0	1.46
Outstanding March 31, 2026	13,070,000	$1.82	4.45	$2.70

As of March 31, 2026
Vested and exercisable	8,565,250	$1.98	3.88	$2.32

During the three months ended March 31, 2026, the Company recognized $767,937 of noncash stock-based compensation related to the vesting of service-based stock options. No options were exercised during the three months ended March 31, 2026.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the year ended December 31, 2025, no options were granted during three months ended March 31, 2026:

Year Ended December 31, 2025
Expected term	7 years
Expected volatility	123.05% – 124.33%
Expected dividend yield	—
Risk-free interest rate	3.90% - 4.14%
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

In connection with the divestiture of MFSI , as discussed in Note 3, "Disposition", Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy. The balance of the Anticipated Receivable is reflected in Due from Buyer on the Consolidated Balance Sheets.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at March 31, 2026
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$101,420	$101,420

2022 Crom Warrants	$—	$—	$10,000	$10,000

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$135,466	$135,466

2022 Crom Warrants	$—	$—	$262,000	$262,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

March 31, 2026
Expected term - warrants	1.01 years
Stock price as of measurement date	$0.59
Volatility (observed)	68.40%
Incremental discount	5.0%
Selected volatility – post haircut	72.4%
Risk-free interest rate	3.65%

Note 12: Defined Contribution Plan

The Company sponsors a qualified 401(k) plan that allows eligible employees to make contributions, subject to certain limitations. The Company provides a matching contribution of up to 4% of an employee's compensation. The aggregate 401(k) Plan employer match was $255,010, and $264,921 for the three months ending March 31, 2026 and March 31, 2025, respectively.

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
For the three months ended March 31, 2026 and 2025, the Company had three customers (all parts of the U.S. government) representing 71% and 63% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers (all parts of the U.S. government) that represent 73% and 65% of the total accounts receivable as of March 31, 2026, and December 31, 2025, respectively.
Note 14: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (1.90)% and 6.80% for the three months ended March 31, 2026, and 2025, respectively. The effective tax for the three months ended March 31, 2026 was primarily due to nondeductible compensation and increase in valuation allowance offset by state taxes. The effective tax rate for the three months ended March 31, 2025 was primarily due to the nondeductible compensation and increase in valuation allowance offset by state taxes.
Note 15: Subsequent Events

Subsequent to March 31, 2026, and prior to the filing date of May 8, 2026, there were no subsequent events..

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations is provided to enhance the understanding of, and should be read together with, our financial statements and related notes included in our Annual Report on Form 10-K for fiscal year 2025 filed with the Securities and Exchange Commission ("SEC") on March 9, 2026 and elsewhere in this Quarterly Report on Form 10-Q, as applicable.
Business Overview
Castellum, Inc. is a technology and solutions company focused on leveraging the power of information technology to help solve the nation’s most pressing national security challenges. The Company provides clients in the United States (“U.S.") government (“USG”), financial services, legal, and other users of large data applications with services which include intelligence analysis, software development, software engineering, system modernization, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology companies in the areas of cybersecurity, information technology (“IT”), electronic warfare, information warfare, and information operations with businesses in the defense, federal, civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients. The Company is actively working with business brokers and contacts within their business network to identify potential acquisitions.

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
Of the 4,500,000 March 2025 Warrants issued during the March 2025 Public Offering, 1,755,543 warrants were exercised at $1.08 per share for gross proceeds of $1.90 million before deducting placement agent fees. The remaining 2,744,457 warrants expired on May 19, 2025.
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
Of the 4,166,667 June 2025 Warrants issued during the June Public Offering, 3,673,666 warrants were exercised at $1.22 per share for gross proceeds of $4.48 million before deducting placement agent fees. The remaining 493,001 warrants expired on August 12, 2025.

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

•cost-cutting and efficiency initiatives, current and future budget restrictions, and other efforts to reduce USG spending could cause clients to reduce or delay funding for orders for services or invest appropriated funds on a less consistent or rapid basis or not at all, particularly when considering long-term initiatives and in light of current uncertainty around Congressional efforts to craft a long-term agreement on the USG's ability to incur indebtedness in excess of its current limits, and generally in the current political environment, there is a risk that it will not issue task orders in sufficient volume to reach current contract ceilings, alter historical patterns of contract awards, including the typical increase in the award of task orders or completion of other contract actions by the USG in the period before the end of the USG's fiscal year on September 30, delay requests for new proposals and contract awards, rely on short-term extensions and funding of current contracts, or reduce staffing levels and hours of operation;

•government customers consolidation of smaller contract vehicles into larger contract vehicles could result in a lack of opportunity to re-compete for the existing business if the larger contract vehicle is not held by the Company;

•delays in the completion of USG’s budget processes for FY 2027, which has in the past and could in the future delay procurement of the products, services, and solutions we provide;

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

In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part II, Item 1A. on this Quarterly Report on Form 10Q and Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 9, 2026 have affected or could materially adversely affect our business, prospects, operating results, and financial condition.

Budgetary Environment

The U.S. continues to face an uncertain and evolving political, budgetary, and regulatory environment, making it difficult to predict the future course of defense budgets. Ongoing conflicts in Ukraine and the Middle East, threats in the Pacific region, macroeconomic pressures, the national debt, and competing domestic priorities will continue to shape our customers' budgets and spending decisions. Executive branch cost reduction initiatives and the administration's focus on government efficiency and contract management add further uncertainty, and we anticipate that debates over budgetary priorities, the debt ceiling, and discretionary spending constraints will remain significant, with potentially meaningful impacts on our programs and the Company.

Despite the uncertainty and while we believe the underlying budget environment remains supportive of defense and national security spending with backing from both sides of the aisle, the timing of appropriations bills remains unpredictable. When appropriations are not enacted, government agencies operate under continuing resolutions ("CRs"), temporary measures that fund operations at prior-year levels, which can negatively affect our business through delays in new program starts and contract award decisions. If a CR expires without a new CR or appropriations bill being signed into law, the government must shut down except in limited circumstances, and we continuously review our operations to identify programs at risk and develop appropriate contingency plans.

On May 2, 2025, President Trump submitted the Government Fiscal Year 2026 ("GFY26") Presidential Budget Request ("PBR") to Congress, holding defense spending flat at the Government Fiscal Year 2025 ("GFY25") enacted level of $893 billion. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), a reconciliation measure separate from standard government appropriations legislation that provides approximately $156 billion in additional defense funding above the PBR. These funds remain available in GFY26 and beyond regardless of whether normal appropriations or a CR is enacted, or even in the event of a government shutdown.

The U.S. government entered a shutdown on October 1, 2025, which ended on November 12, 2025, when President Trump signed a CR restoring federal operations at GFY25 funding levels through January 30, 2026. Following the expiration of that CR, a partial shutdown occurred until February 3, 2026, when President Trump signed five of the six remaining GFY26 full-year appropriations bills along with a two-week CR for the Department of Homeland Security (DHS). The enacted defense appropriations bill provided full-year DoD funding of $838.7 billion. On February 14, 2026, DHS funding lapsed and the department entered a shutdown; on April 30, 2026, the President signed a bipartisan bill ending the 75-day shutdown and funding most DHS operations through September 30, 2026. The Company currently does not maintain contracts with DHS.

The Company continues to monitor the evolving appropriations environment and assess potential effects on its programs, operations, and liquidity. A prolonged failure to resolve outstanding appropriations disputes is expected to have a negative impact on our business, financial condition, and operating results.
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

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

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
Revenues	$14,291,961	$11,664,365	$2,627,596	23%
Cost of revenues	9,229,741	7,109,749	2,119,992	30%
Gross Profit	5,062,220	4,554,616	507,604	11%
Operating expenses:
Indirect costs	2,461,140	2,385,544	75,596	3%
Overhead	644,356	512,924	131,432	26%
General and administrative expenses	2,654,722	3,142,155	(487,433)	(16)%
Total operating expenses	5,760,218	6,040,623	(280,405)	(5)%
Loss from operations:	(697,998)	(1,486,007)	788,009	(53)%

Other income, net	353,400	390,236	(36,836)	(9)%

Loss before income taxes and preferred stock dividends	(344,598)	(1,095,771)	751,173	(69)%

Income tax expense	(6,676)	(74,276)	67,600	(91)%
Preferred stock dividend	26,819	26,984	(165)	(1)%
Net Loss	$(378,093)	$(1,197,031)	$818,938	(68)%

Revenue
Total revenue was $14,291,961 for the three months ended March 31, 2026 as compared to total revenue of $11,664,365 for the three months ended March 31, 2025. The increase of $2,627,596 or 23%, was driven primarily by the award in March 2024 to the Company's subsidiary Global Technology and Management Resources, Inc. ("GTMR") of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions which ramped in 2025 and the award in October 2025, to the Company's Specialty Systems, Inc. (“SSI”) subsidiary of a $66.2 million full and open, five year contract for logistics, engineering, cyber support services needed in support of the Naval Air Warfare Center Aircraft Division (“NAWCAD”) Lakehurst (“LKE”) Mission Operations & Integration (“MO&I”) Department and additional direct labor growth on existing contracts.
Cost of revenues
Total cost of revenues was $9,229,741 for the three months ended March 31, 2026 as compared to total cost of revenues of $7,109,749 for the three months ended March 31, 2025. The increase of $2,119,992, or 30%, is in line with the change in revenue noted above, driven by additional labor and subcontractor costs for the PMA-290 award, which typically carry a lower margin than direct labor.
Gross Profit
Total gross profit was $5,062,220 for the three months ended March 31, 2026 as compared to total gross profit of $4,554,616 for the three months ended March 31, 2025. The increase of $507,604, or 11%, was driven primarily by the increase of revenue noted above offset by the lower margin of increased subcontractor costs.

Operating expenses
Total operating expenses were $5,760,218 for the three months ended March 31, 2026 as compared to total operating expense of $6,040,623 for the three months ended March 31, 2025. The decrease of $280,405, or 5%, was primarily driven by a decrease in the amount of noncash stock-based compensation granted to certain employees.
Other income (expense)
Total other income was $353,400 for the three months ended March 31, 2026 as compared to total other income of $390,236 for the three months ended March 31, 2025. The decrease in (expense) of $(36,836) or 9%, was primarily driven by the decrease in interest expense due to the overall decrease in debt, offset by the decrease in expense due to the reduction in the fair value of derivative liability.
Income tax expense

Income tax expense was $(6,676) for the three months ended March 31, 2026, as compared to an expense of $(74,276) for the three months ended March 31, 2025. The decrease in expense of $67,600 or 91% was primarily related to related to the Company utilizing it's tax attributes to decrease its current taxable income.
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
Contract Backlog

Funded	$22,397,810
Unfunded	38,300,351
Priced Options	212,561,804
Total Scheduled Backlog	$273,259,965
Total backlog

Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of March 31, 2026, the Company had a total backlog of $273,259,965 which includes funded, unfunded, and scheduled priced options. We expect to recognize approximately 16.0% of the remaining performance obligations over the next 12 months, and approximately 49.0% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.

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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of March 31, 2026, we had $15,772,974 of cash on hand. During the fiscal year 2025, we undertook the following significant equity and debt transactions that enhanced our liquidity and sources of funds:

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
Uses
Management believes that cash flows from operating activities, existing cash on hand, and available borrowings under our revolving credit facility will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our primary uses of cash include:

•Compensation and employee-related costs, which represent the substantial majority of our operating expenses;
•Subcontractor and other direct contract costs;
•Working capital requirements to support organic revenue growth and new contract ramp-up;

•Capital expenditures, which have historically been minimal given the labor-intensive nature of our business; and
•Strategic acquisitions, which we continue to evaluate as part of our growth strategy.
Shares of our common stock included in our public float as of May 7, 2026 was 93,357,103 which excludes 1,341,836 shares held by officers, directors, and affiliates.
Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended March 31, 2026		Change
	2026	2025	Amount	%
Net cash provided by (used in) operating activities	$1,290,696	$(2,502,640)	$3,793,336	-152%
Net cash provided by (used in) investing activities	24,319	4,435	$19,884	NM
Net cash provided by (used in) financing activities	(426,819)	3,532,757	$(3,959,576)	-112%
Change in cash	$888,196	$1,034,552	$(146,356)	-14%
NM - Not Meaningful
Operating activities
Net cash provided by operating activities was $1,290,696 for the three months ended March 31, 2026, compared to $(2,502,640) net cash used in for the three months ended March 31, 2025. This increase in net cash provided by operating activities was primarily driven by a decrease in accounts receivable for the three months ended March 31, 2026 due to collections on existing business and a decrease in net loss.
Investing activities
Net cash provided by investing activities was $24,319 for the three months ended March 31, 2026, compared to $4,435 net cash provided by for the three months ended March 31, 2025. The increase in net cash provided by investing activities was primarily due to the cash received from the sale of Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI").
Financing activities
Net cash used in financing activities was $(426,819), for the three months ended March 31, 2026, compared to $3,532,757 net cash provided by financing activities for the three months ended March 31, 2025. The increase in net cash used in financing activities was primarily due to the pay off of the related party note payable as detailed in Note 7, "Notes Payable - Related Party" in this Quarterly Report on Form 10-Q, as compared to the proceeds from the issuance of common stock and warrants issued in the March 2025 Public Offering in 2025.
Critical Accounting Policies and Estimates
A summary of our critical accounting estimates is included in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2024. There have been no material changes to the critical accounting estimates disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2025.
Principles of Consolidation
Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year-ended December 31, 2025. There have been no material changes to our principles of consolidation disclosed in our Annual Report on Form 10-K for the year-ended December 31, 2025.

Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-06, which makes targeted updates to the accounting and disclosure requirements for internal-use software under Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The standard becomes effective for the Company beginning in fiscal year 2029, including interim periods, and permits either prospective or retrospective adoption. We are currently assessing the impact on our financial statements.
Other accounting standards updates adopted and/or issued, but not effective until after March 31, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 9, 2026 have affected or could materially adversely affect our business, prospects, operating results, and financial condition. There have been no material changes from the risk factors described in that report.

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
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarterly period ended March 31, 2026, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits
The documents listed in this Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.2	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

4.4	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	June 13, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Second Amended 2021 Stock Incentive Plan	S-8	333-284205	10.1	September 17, 2025

10.3+	Registrant’s 2025 Employee Stock Purchase Plan	S-8	333-284205	10.1	September 17, 2025

10.4+	Form of Stock Option Agreement	S-1	333-267249	10.1	September 02, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.9	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.10++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	February 28, 2025

10.11	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.12	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	March 18, 2025

10.13	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.14+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

10.15	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	June 13, 2025

10.16	Placement Agency Agreement dated June 12, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	June 13, 2025

10.17	Warrant Agency Agreement dated June 13, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	June 13, 2025

10.18++	Delivery Order N0042125F3003 under Contract No. N0017819D7718 effective February 27, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Pax River	10-K	001-41526	10.19	March 9, 2026

10.19++	Delivery Order N6833525F3003 under Contract No. N0017819D7718 effective September 18, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Lakehurst	10-K	001-41526	10.20	March 9, 2026

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: May 8, 2026	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)