Form 10-Q
period 2026-06-30
Castellum, Inc.
filed 2026-08-06
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2026
Common Stock, par value $0.0001 per share	94,781,286

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended June 30, 2026

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•overall levels of government spending on defense spending and spending on IT services, significant delays or reductions in appropriations for our programs or United States ("U.S.") government funding more broadly, including a prolonged continuing resolution, government shutdown, or breach of the debt ceiling, as well as the potential imposition of sequestration in the absence of an approved budget or continuing resolution;
•changes in political, economic, or regulatory conditions generally and in the markets in which we operate, and more specifically, the lingering effects on federal procurement processes resulting from the initiatives of the U.S. DOGE Service Temporary Organization, which formally terminated on July 4, 2026, including changes to agency staffing levels, contract and grant terminations, and modifications to acquisition and procurement procedures implemented across federal agencies during its operation, any of which could continue to affect the timing, scope, or award of government contracts;
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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash	$16,865,160	$14,884,778
Accounts receivable, net	7,146,578	8,180,180
Contract asset	—	568,705
Due from buyer	55,916	58,207
Prepaid income taxes	252,896	153,153
Prepaid expenses and other current assets	802,226	800,671
Total current assets	25,122,776	24,645,694
Fixed assets, net	218,112	231,136
Non-Current Assets:
Due from buyer, net of current portion	8,320	77,259
Right of use asset - operating lease	938,005	800,069
Investment in joint ventures/captive insurance entity	100,250	100,250
Intangible assets, net	4,762,510	5,371,602
Goodwill	10,676,834	10,676,834
Total non-current assets	16,704,031	17,257,150
Total Assets	$41,826,807	$41,902,844
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$2,019,079	$1,904,962
Accrued payroll and payroll related expenses	2,954,048	2,761,998
Current portion of lease liability – operating leases	351,287	270,868
Derivative liability	10,000	262,000
Notes payable, related party	—	400,000
Total current liabilities	5,334,414	5,599,828
Non-Current Liabilities
Lease liability – operating leases, net of current portion	607,621	550,219
Total non-current liabilities	607,621	550,219
Total Liabilities	$5,942,035	$6,150,047
Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 570,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	57	57
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 94,698,939 and 94,612,750 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	9,470	9,461
Additional paid in capital	93,894,384	92,330,909
Accumulated deficit	(58,019,727)	(56,588,218)
Total stockholders' equity	35,884,772	35,752,797
Total Liabilities and Stockholders' Equity	$41,826,807	$41,902,844
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$13,864,676	$14,024,090	$28,156,637	$25,688,455

Cost of Revenues	9,145,257	8,963,643	18,374,997	16,073,392

Gross Profit	4,719,419	5,060,447	9,781,640	9,615,063

Operating Expenses
Indirect costs	2,399,115	2,216,730	4,860,255	4,602,274
Overhead	545,009	497,307	1,189,365	1,010,231
General and administrative	2,869,387	2,729,933	5,524,109	5,872,088
Total operating expenses	5,813,511	5,443,970	11,573,729	11,484,593

Loss From Operations Before Other Income	(1,094,092)	(383,523)	(1,792,089)	(1,869,530)

Other Income (Expense)
Gain from change in fair value of derivative liability	—	16,000	252,000	517,000
Interest income (expense), net	104,444	(30,357)	205,843	(141,121)
Total other income (expense)	104,444	(14,357)	457,843	375,879

Loss Before Income Taxes and Preferred Stock Dividends	(989,648)	(397,880)	(1,334,246)	(1,493,651)

Income tax (expense) benefit	(36,949)	75,773	(43,625)	1,497

Net Loss	(1,026,597)	(322,107)	(1,377,871)	(1,492,154)
Less: preferred stock dividends	26,819	26,820	53,639	53,804
Net Loss To Common Shareholders	$(1,053,416)	$(348,927)	$(1,431,510)	$(1,545,958)

Net Loss Per Share - Basic And Diluted	$(0.01)	$—	$(0.02)	$(0.02)

Weighted Average Shares Outstanding - Basic And Diluted	94,697,992	87,144,174	94,655,606	83,809,130
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026

Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)

Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732

Stock-based compensation - options	—	—	—	—	—	—	—	—	640,021	—	640,021
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,166,667	416	4,469,990	—	4,470,406
Warrants exercised	—	—	—	—	—	—	610,543	61	639,709	—	639,770
Balance sheet reclassification adjustment	—	—	—	—	—	—	—	—	274,500	—	274,500
Net loss for the period	—	—	—	—	—	—	—	—	—	(348,927)	(348,927)

Balance - June 30, 2025	5,875,000	$588	—	$—	570,000	$57	90,814,084	$9,081	$87,391,218	$(55,628,442)	$31,772,502

Balance - December 31, 2025	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$92,330,909	$(56,588,218)	$35,752,797

Stock-based compensation - options	—	—	—	—	—	—	—	—	767,937	—	767,937
Net loss for the period	—	—	—	—	—	—	—	—	—	(378,093)	(378,093)

Balance - March 31, 2026	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$93,098,846	$(56,966,311)	$36,142,641

Stock-based compensation - options	—	—	—	—	—	—	—	—	756,383	—	756,383
Employee stock purchase plan	—	—	—	—	—	—	86,189	9	39,155	—	39,164
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,053,416)	(1,053,416)

Balance - June 30, 2026	5,875,000	$588	$—	$—	570,000	$57	94,698,939	$9,470	$93,894,384	$(58,019,727)	$35,884,772
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	2026	2025
Cash Flow From Operating Activities
Net loss before preferred stock dividends	$(1,377,871)	$(1,492,154)
Adjustments to reconcile net loss to net cash provided (used in) by operating activities:
Depreciation and amortization	649,336	750,213
Stock-based compensation	1,524,320	1,819,228
Settlement of stock compensation in cash	—	(128,207)
Lease cost	(137,936)	117,183
Change in fair value of derivative liability	(252,000)	(517,000)
Changes in assets and liabilities
Accounts receivable	1,033,602	(3,750,973)
Prepaid expenses and other current assets	(101,299)	(101,113)
Contract asset	568,705	(42,955)
Accounts payable and accrued expenses	306,171	1,171,105
Lease liability	137,821	(113,749)
Net cash provided by (used in) operating activities	2,350,849	(2,288,422)

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	71,229	4,435
Purchases of fixed assets	(27,221)	(97,226)
Net cash provided by (used in) investing activities	44,008	(92,791)

Cash Flows From Financing Activities
Payment of revolving line of credit	—	(1,999,944)
Payment of debt issuance costs	—	(12,844)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	—	11,042,706
Proceeds from issuance of common stock under employee stock plans	39,164	—
Preferred stock dividend	(53,639)	(53,804)
Repayment of amounts due to seller	—	(120,000)
Repayment of convertible note payable - related party	(400,000)	—
Repayment of note payable	—	(4,000,000)
Net cash (used in) provided by financing activities	(414,475)	4,856,114

Net increase in cash	1,980,382	2,474,901

Cash - Beginning of Period	14,884,778	12,255,048

Cash - End of Period	$16,865,160	$14,729,949

Supplemental Disclosures
Cash paid for interest expense	$2,301	$326,938
Cash paid for income taxes	$143,368	$100,854

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
June 30, 2026 and 2025
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

Revenue generated by contract support service contracts is recognized over time as services are provided, based on the transfer of control to the customer. Revenue generated by FFP contracts is recognized over time as performance obligations are satisfied, based on the transfer of control to the customer, using an input method based on labor hours and costs incurred relative to total estimated costs. Most contracts do not contain variable consideration and contract modifications are generally minimal. For these reasons, there is not a significant impact of electing these transition practical expedients.
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
The Company accounts for contract costs in accordance with the ASC 340-40, Other Assets and Deferred Costs - Contracts with Customers. The Company recognizes the cost of sales of a contract as an expense when incurred or at the time a performance obligation is satisfied. The Company recognizes an asset from the costs to fulfill a contract only if the costs relate directly to a contract, the costs generate or enhance resources that will be used in satisfying a performance obligation in the future, and the costs are expected to be recovered. The incremental costs of obtaining a contract are capitalized unless the costs would have been incurred regardless of whether the contract was obtained.
The following table disaggregates the Company’s revenue by contract type for the six months ended June 30:

	2026	2025
Revenue:
Time and material	$7,741,032	$9,038,319
Firm fixed price	641,053	1,426,214
Cost plus fixed fee	19,774,552	15,223,922
Total	$28,156,637	$25,688,455

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

The Company accounts for income taxes under ASC 740. ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an entity's unaudited condensed financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Based on the Company's evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company's unaudited condensed financial statements.

Recent Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, which makes targeted updates to the accounting and disclosure requirements for internal-use software under Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The standard becomes effective for the Company beginning in fiscal year 2029, including interim periods, and permits either prospective or retrospective adoption. We are currently assessing the impact on our financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose disaggregated information about specific categories of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) within relevant income statement expense captions, in interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. As clarified, the standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. We are currently assessing the impact on our financial statements and disclosures.
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.

Note 3: Fixed Assets
Fixed assets consisted of the following as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Equipment and software	$384,380	$357,160
Furniture	43,119	43,119
Automobiles	56,020	56,020
Leasehold improvements	192,959	192,959
Total fixed assets	676,478	649,258
Accumulated depreciation	(458,366)	(418,122)
Fixed assets, net	$218,112	$231,136
Depreciation expense for the three and six months ended June 30, 2026, was $19,800 and $40,244, respectively, and depreciation expense for the three and six months ended June 30, 2025, was $16,489 and $39,139, respectively.
Note 4: Intangible Assets and Goodwill
Intangible assets consisted of the following as of June 30, 2026, and December 31, 2025:

		June 30, 2026	December 31, 2025
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(12,057,354)	(11,448,262)
Intangible assets, net		$4,762,510	$5,371,602
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and six months ended June 30, 2026 was $304,546 and $609,092, respectively, and amortization expense for the three and six months ended June 30, 2025 was $355,537 and $711,074, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of June 30 is as follows:

Remainder of the year ending December 31, 2026	$609,091
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030	378,363
Year ending 2031 and thereafter	1,790,146
Total	$4,762,510

The goodwill rollforward for the six months ended June 30, 2026, reflects no changes, as follows:

	Corvus	SSI	Total
December 31, 2025	$1,958,741	$8,718,093	$10,676,834

June 30, 2026	$1,958,741	$8,718,093	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the six months ended June 30, 2026.
Note 5: Notes Payable
There was no notes payable activity during the six months ended June 30, 2026.
Interest expense for the three and six months ended June 30, 2026 was $— and $—, respectively, and $126,110 and $279,918 for the three and six months ended June 30, 2025, respectively. There was no accrued interest on the notes payable as of June 30, 2026 and June 30, 2025.
Note 6: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of June 30, 2026 and December 31, 2025, as follows:

	June 30, 2026	December 31, 2025
Note payable at 5%, amended to mature on March 31, 2026	$—	$400,000

On February 11, 2026, the Company fully repaid the $400,000 note payable with the related party.
Interest expense for the three and six months ended June 30, 2026 was $2,301 and $2,301, respectively, compared to $4,986 and $9,918 for the three and six months ended June 30, 2025, respectively.
Note 7: Revolving Credit Facility
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
Interest expense for the six months ended June 30, 2026 and 2025, was $— and $28,658, respectively.
Note 8: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, a Series B Preferred Stock, and a Series C Preferred Stock.

Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of June 30, 2026 and December 31, 2025, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the six months ended June 30, 2026 and 2025, the Company recognized $36,539 and $36,539, respectively, in Series A dividends, all of which have been paid as of June 30, 2026.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of June 30, 2026 and December 31, 2025, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of June 30, 2026, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2025, the Company had 570,000 shares of Series C Preferred Stock issued and outstanding.
For the six months ended June 30, 2026 and 2025, the Company recognized $17,100 and $17,265 in Series C dividends, all of which have been paid as of June 30, 2026.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 94,698,939 and 94,612,750 shares issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan ("ESPP"). The ESPP was adopted by the Company’s Board of Directors on March 11, 2025 and approved by the Company’s stockholders at the annual meeting held on May 28, 2025. The ESPP is a voluntary employee benefit program that permits eligible employees to contribute up to 5% of their eligible compensation through payroll deductions each pay period. Payroll deductions and purchases of Company common stock under the ESPP did not commence until 2026. Shares are purchased on behalf of participating employees on a quarterly basis at a price equal to 85% of the fair market value on the applicable purchase date. The ESPP is intended to provide employees with an opportunity to acquire an ownership interest in the Company and is not a component of executive compensation. During the six months ended June 30, 2026, 86,189 shares of common stock were issued.

On June 1, 2026, the Company filed a registration statement on Form S-8 (File No.333-296389) to register an additional 4,000,000 shares of common stock for issuance under the Castellum, Inc. Third Amended 2021 Stock Incentive Plan. Following this filing, a total of 13,000,000 shares of common stock are registered and available for issuance under the plan.
Warrants
As of June 30, 2026, the Company had 5,653,981 warrants outstanding and exercisable, which were granted to officers, directors, and an investor of the Company between 2019 and 2023 and remain outstanding under their original terms. There was no warrant issuance, exercise, expiration, or cancellation activity during the six months ended June 30, 2026.

Separately, in 2024 the Company issued warrants in a private transaction, all of which were fully exercised in 2025. The Company also issued warrants in connection with registered offerings completed in the first half of 2025, all of which were either exercised or expired prior to December 31, 2025. No warrants from either of these transactions remained outstanding as of December 31, 2025. See Note 11 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025, for additional information regarding these warrants.

The following table represents a summary of warrants for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Six Months Ended June 30, 2026		Year Ended December 31, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,653,981	$1.40	8,744,698	$1.40

Granted	—	—	8,666,667	0.34
Exercised	—	—	(8,509,926)	0.41
Expired	—	—	(3,247,458)	1.08
Ending balance	5,653,981	$2.05	5,653,981	$1.40

Warrants exercisable	5,653,981		5,653,981
Intrinsic value of warrants	$—		$—
Weighted Average Remaining Contractual Life (Years)	2.62		3.12
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
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's stockholders at the Company's 2025 annual meeting of stockholders held on May 28, 2025. On March 6, 2026 the Board approved an additional amendment to the Second Amended Plan to increase the aggregate number of shares available for issuance by 4,000,000 shares (the "Third Plan Amendment" and the "Third Amended Plan"), resulting in an aggregate of 13,000,000 shares available for issuance under the Third Amended Plan, which was approved by the Company's stockholders at the Company's 2026 annual meeting of stockholders held on May 19, 2026. As of June 30, 2026, 8,212,500 stock options have been granted under the Third Amended Plan.
The following represents a summary of options granted under the terms of the Amended Plan and additional options granted outside of the Amended Plan, for the six months ended June 30, 2026 and the year ended December 31, 2025:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2025	13,352,500	$1.81	4.67	$2.64
Granted	—	—	0	—
Exercised	—	—	0	—
Forfeited	(290,000)	1.49	0	1.42
Outstanding June 30, 2026	13,062,500	$1.82	4.20	$2.70

As of June 30, 2026
Vested and exercisable	9,218,563	$1.93	3.79	$2.23

During the six months ended June 30, 2026, the Company recognized $1,524,320 of noncash stock-based compensation related to the vesting of service-based stock options and the discount on the ESPP. No options were exercised during the six months ended June 30, 2026.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. The following assumptions were used for the year ended December 31, 2025, no options were granted during three months ended June 30, 2026:

Year Ended December 31, 2025
Expected term	7 years
Expected volatility	123.05% – 124.33%
Expected dividend yield	—
Risk-free interest rate	3.90% - 4.14%
Note 9: Fair Value
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
On April 4, 2022, the Company issued common stock, a convertible note, and warrants pursuant to a Stock Purchase Agreement ("SPA") with Crom (respectively, the "2022 Crom Note", the "2022 Crom Warrants, and the “2022 Crom SPA”). The Company had evaluated the conversion option liability in the 2022 Crom Note and the 2022 Crom Warrant to determine proper accounting treatment and determined them to be derivative liabilities (the "Derivative Liabilities").
On February 13, 2023, the 2022 Crom SPA was terminated through an induced conversion thereby extinguishing the conversion option liability associated with the 2022 Crom Note; the 2022 Crom Warrants were not affected. Refer to Note 8, “Stockholders’ Equity”, for more detail.

The Company recognized a liability for the estimated fair value of the 2022 Crom Warrants. The estimated fair value of the liability was calculated using a binomial pricing model with key input variables by an independent third party, as of the date of issuance, with changes in fair value recorded as gains or losses on revaluation in other income (expense). The Company determined that the significant inputs used to value the 2022 Crom Warrants fall within Level 3 of the fair value hierarchy. The value of the 2022 Crom Warrants is reflected in Derivative Liability on the Consolidated Balance Sheets.
On September 11, 2024, the Company entered into a stock purchase agreement with Lead-Risk Millenia, LLC for the sale of its subsidiary, MFSI (the "MFSI Divestiture"). In connection with the divestiture of MFSI, Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy. The balance of the Anticipated Receivable is reflected in Due from Buyer on the Consolidated Balance Sheets.

The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at June 30, 2026
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$64,236	$64,236

2022 Crom Warrants	$—	$—	$10,000	$10,000

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$135,466	$135,466

2022 Crom Warrants	$—	$—	$262,000	$262,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

June 30, 2026
Expected term - warrants	0.77 years
Stock price as of measurement date	$0.72
Volatility (observed)	66.73%
Incremental discount	5.0%
Selected volatility – post haircut	71.7%
Risk-free interest rate	3.98%

Note 10: Defined Contribution Plan

The Company sponsors a qualified 401(k) plan that allows eligible employees to make contributions, subject to certain limitations. The Company provides a matching contribution of up to 4% of an employee's compensation. The aggregate 401(k) Plan employer match was $253,976 and $508,986 for the three and six months ended June 30, 2026, respectively, as compared to $262,570 and $527,491 for the three and six months ended June 30, 2025, respectively.
Note 11: Concentrations
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
For the six months ended June 30, 2026 and 2025, the Company had three customers (all parts of the U.S. government) representing 81% and 70% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers (all parts of the U.S. government) that represent 75% and 65% of the total accounts receivable as of June 30, 2026, and December 31, 2025, respectively.
Note 12: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was (3.73)% and 19.04% for the three months ended June 30, 2026, and 2025, respectively. The decrease in the effective tax for the three months ended June 30, 2026 was primarily due to nondeductible compensation and increase in valuation allowance offset by state taxes. The effective tax rate was (3.27)% and 0.10% for the six months ended June 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily due to the nondeductible stock compensation, disallowed expenses, state taxes and increase in valuation allowance.
Note 13: Subsequent Events

Subsequent to the quarter ended June 30, 2026, the Company amended the terms of the employment agreement dated July 1, 2024 by and between the Company and its President and Chief Executive Officer, Glen R. Ives, to among other things extend the term for an eighteen month period, expiring on December 31, 2027. The amended terms provided for an increase to base salary, terms for bonus amounts, and a grant of stock options effective July 1, 2026. This arrangement was previously disclosed in the Company's Current Report on Form 8-K filed on July 2, 2026. The agreement did not have a material impact on the Company's financial position as of the balance sheet date.

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

Due to our success in completing seven acquisitions since 2019 and given our executive officers’ and key managers’ networks of contacts in the IT, telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company believes that the total value of the Opportunity Pipeline to be approximately $953.5 million as of June 30, 2026. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.

Recent Developments

On June 1, 2026, the Company filed a registration statement on Form S-8 (File No.333-296389) to register an additional 4,000,000 shares of common stock for issuance under the Castellum, Inc. Third Amended 2021 Stock Incentive Plan. Following the filing, a total of 13,000,000 shares of common stock are registered and available for issuance under the plan.
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

•increased audit, review, and general scrutiny by USG agencies of government contractors' performance under USG contracts and compliance with the terms of those contracts and applicable laws, including the impact of Executive Order 14402 which was signed on April 30, 2026;

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

The U.S. government entered a shutdown on October 1, 2025, which ended on November 12, 2025, when President Trump signed a CR restoring federal operations at GFY25 funding levels through January 30, 2026. Following the expiration of that CR, a partial shutdown occurred until February 3, 2026, when President Trump signed five of the six remaining GFY26 full-year appropriations bills along with a two-week CR for the Department of Homeland Security (DHS). The enacted defense appropriations bill provided full-year DoD funding of $838.7 billion. On February 14, 2026, DHS funding lapsed and the department entered a shutdown; on April 30, 2026, the President signed a bill ending the 75-day shutdown and funding most DHS operations through September 30, 2026, excluding funding for U.S. Immigration and Customs Enforcement ("ICE") and Border Security Operations. On June 10, 2026, the President signed a reconciliation bill providing the previously-excluded ICE and Border Security funding, completing the FY2026 appropriations cycle. As a result, all twelve regular FY2026 appropriations bills have now been enacted. The Company does not currently maintain contracts with DHS.

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
Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
•the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
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

For CPFF contracts, the Company uses input progress measures to derive revenue based on hours worked on contract performance as follows: direct costs plus Defense Contract Audit Agency ("DCAA") approved provisional burdens plus a fee. The provisional indirect rates are adjusted and billed at actual at year end. Revenue from FFP contracts is generally recognized ratably over the contract term, using a time-based measure of progress, even if billing is based on other metrics or milestones, including specific deliverables. Certain FFP contracts require the use of an input method based on labor hours or costs incurred relative to total estimated costs to complete. FFP Level-of-Effort contracts are substantially similar to T&M contracts, except that the Company is required to deliver a specified level of effort over a stated period; for these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce. For T&M contracts, the Company uses input progress measures to estimate revenue earned based on hours worked on contract performance at negotiated billing rates, plus direct costs and indirect cost burdens associated with materials and the direct expenses incurred in performance of the contract. These arrangements generally qualify for the "right-to-invoice" practical expedient, where revenue is recognized in proportion to billable consideration.
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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues	$13,864,676	$14,024,090	$(159,414)	(1)%
Cost of revenues	9,145,257	8,963,643	181,614	2%
Gross Profit	4,719,419	5,060,447	(341,028)	(7)%
Operating expenses:
Indirect costs	2,399,115	2,216,730	182,385	8%
Overhead	545,009	497,307	47,702	10%
General and administrative expenses	2,869,387	2,729,933	139,454	5%
Total operating expenses	5,813,511	5,443,970	369,541	7%
Loss from operations:	(1,094,092)	(383,523)	(710,569)	185%

Other income (expense), net	104,444	(14,357)	118,801	(827)%

Loss before income taxes and preferred stock dividends	(989,648)	(397,880)	(591,768)	149%

Income tax (expense) benefit	(36,949)	75,773	(112,722)	(149)%
Preferred stock dividend	26,819	26,820	(1)	—%
Net Loss	$(1,053,416)	$(348,927)	$(704,489)	202%

Revenue
Total revenue was $13,864,676 for the three months ended June 30, 2026 as compared to total revenue of $14,024,090 for the three months ended June 30, 2025. The decrease of $(159,414) or (1)%, was driven primarily by a decrease in revenue recognized on two firm-fixed-price (“FFP”) contracts, on which revenue was recognized in the second quarter of 2025 with less work performed during the same period in 2026, and a decrease in revenue under certain Corvus Consulting, LLC ("Corvus") subcontracts. These decreases were partially offset by revenue from the October 2025 award to the Company's Specialty Systems, Inc. ("SSI") subsidiary of a $66.2 million full and open, five-year contract for logistics, engineering, and cyber support services in support of the Naval Air Warfare Center Aircraft Division ("NAWCAD") Lakehurst ("LKE") Mission Operations & Integration ("MO&I") Department, the ramp-up of which is still in its early stages.
Cost of revenues
Total cost of revenues was $9,145,257 for the three months ended June 30, 2026 as compared to total cost of revenues of $8,963,643 for the three months ended June 30, 2025. The increase of $181,614, or 2%, was driven primarily by an increase in subcontractor costs, which typically carry a lower margin than direct labor, incurred on the Naval Air Systems Command ("NAVAIR") Maritime Patrol and Reconnaissance Aircraft Program Office ("PMA-290") Special Missions contract and on other large contracts, as well as an increase in the cost to complete the remaining work on the same two FFP contracts noted above.
Gross Profit
Total gross profit was $4,719,419 for the three months ended June 30, 2026 as compared to total gross profit of $5,060,447 for the three months ended June 30, 2025. The decrease of $(341,028), or (7)%, was driven primarily by the lower margin of increased subcontractor costs.

Operating expenses
Total operating expenses were $5,813,511 for the three months ended June 30, 2026 as compared to total operating expenses of $5,443,970 for the three months ended June 30, 2025. The increase of $369,541, or 7%, was primarily driven by an increase in fringe expenses, reflecting an increase in headcount for business development capabilities and an expected rise in health insurance costs, as well as higher outside consultant costs, including fees related to acquisition activities and investor relations.
Total other income was $104,444 for the three months ended June 30, 2026 as compared to total other expense of $(14,357) for the three months ended June 30, 2025. The increase in other income of $118,801 or 827%, was primarily driven by the decrease in interest expense due to the overall decrease in debt.
Income tax (expense) benefit
Income tax expense was $(36,949) for the three months ended June 30, 2026, as compared to a benefit of $75,773 for the three months ended June 30, 2025. The increase in expense of $(112,722) or 149% was primarily related to the Company's change in taxable profits and state income taxes.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,		Change
	2026	2025	Amount	%
Revenues	$28,156,637	$25,688,455	$2,468,182	10%
Cost of revenues	18,374,997	16,073,392	2,301,605	14%
Gross Profit	9,781,640	9,615,063	166,577	2%
Operating expenses:
Indirect costs	4,860,255	4,602,274	257,981	6%
Overhead	1,189,365	1,010,231	179,134	18%
General and administrative expenses	5,524,109	5,872,088	(347,979)	(6)%
Total operating expenses	11,573,729	11,484,593	89,136	1%
Loss from operations:	(1,792,089)	(1,869,530)	77,441	(4)%

Other income (expense), net	457,843	375,879	81,964	22%

Loss before income taxes and preferred stock dividends	(1,334,246)	(1,493,651)	159,405	(11)%

Income tax (expense) benefit	(43,625)	1,497	(45,122)	(3014)%
Preferred stock dividend	53,639	53,804	(165)	—%
Net loss	$(1,431,510)	$(1,545,958)	$114,448	(7)%

Revenue
Total revenue was $28,156,637 for the six months ended June 30, 2026 as compared to total revenue of $25,688,455 for the six months ended June 30, 2025. The increase of $2,468,182 or 10%, was driven primarily by the award in March 2024 to the Company's subsidiary Global Technology and Management Resources, Inc. ("GTMR") of a $103.3 million, five and one-half year contract for Special Missions Management of On-Site Services in support of the NAVAIR PMA-290 Special Missions which ramped up in 2025 and the award in October 2025, to the Company's SSI subsidiary of a $66.2 million full and open, five-year contract for logistics, engineering, cyber support services needed in support of the NAWCAD LKE MO&I Department. This is partially offset by a decrease in revenue under certain Corvus subcontracts.

Cost of revenues
Total cost of revenues was $18,374,997 for the six months ended June 30, 2026 as compared to total cost of revenues of $16,073,392 for the six months ended June 30, 2025. The increase of $2,301,605, or 14%, is in line with the change in revenue noted above, driven by additional labor and subcontractor costs for the PMA-290 award, which typically carry a lower margin than direct labor.
Gross Profit
Total gross profit was $9,781,640 for the six months ended June 30, 2026 as compared to total gross profit of $9,615,063 for the six months ended June 30, 2025. The increase of $166,577, or 2%, was driven primarily by the increase of revenue noted above offset by the lower margin of increased subcontractor costs.
Operating expenses
Total operating expenses were $11,573,729 for the six months ended June 30, 2026 as compared to total operating expenses of $11,484,593 for the six months ended June 30, 2025. The increase of $89,136, or 1%, was primarily driven by an increase in fringe expenses, reflecting an increase in headcount for business development capabilities and an expected rise in health insurance costs, as well as higher outside consultant costs, including fees related to acquisition activities and investor relations, offset by lower stock based compensation and amortization expenses.
Other income (expense)
Total other income was $457,843 for the six months ended June 30, 2026 as compared to total other expense of $375,879 for the six months ended June 30, 2025. The increase in other income of $81,964 or 22%, was primarily driven by the decrease in interest expense due to the overall decrease in debt offset by the decrease in expense due to the reduction in the fair value of derivative liability.
Income tax (expense) benefit
Income tax expense was $(43,625) for the six months ended June 30, 2026, as compared to a benefit of $1,497 for the six months ended June 30, 2025. The increase in expense of $(45,122) or (3014)% was primarily related to the Company's change in taxable profits and state income taxes.

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

Contract Backlog

Funded	$21,276,987
Unfunded	29,049,797
Priced Options	221,421,550
Total Scheduled Backlog	$271,748,334
Total backlog
Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. Excluding unscheduled options orders, as of June 30, 2026, the Company had a total backlog of $271,748,334 which includes funded, unfunded, and scheduled priced options. We expect to recognize approximately 16.0% of the remaining performance obligations over the next 12 months, and approximately 48.0% over the next 24 months. The remainder is expected to be recognized thereafter. As with all government contracts there is no guarantee the customer will have future funding or exercise their contract option in the out-years. Our backlog includes orders under contracts that in some cases extend for several years. Congress generally appropriates funds for our clients on a yearly basis, even though their contracts with us may call for performance that is expected to take a number of years to complete. As a result, contracts typically are only partially funded at any point during their term and all or some of the work to be performed under the contracts may remain unfunded unless and until the U.S. Congress makes subsequent appropriations and the procuring agency allocates funding to the contract.
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
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of June 30, 2026, we had $16,865,160 of cash on hand.
We did not undertake any equity or debt transactions during the six months ended June 30, 2026. Our liquidity during the current period has been funded entirely through cash flows generated from operations.

We believe our existing cash provided by our ongoing operations, together with funds available from the transactions noted above, will be sufficient to meet our working capital, capital expenditures, and cash needs for the next 12 months and beyond.
Uses
Management believes that cash flows from operating activities, existing cash on hand will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our primary uses of cash include:

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
Shares of our common stock included in our public float as of August 5, 2026 was 93,352,235 which excludes 1,346,704 shares held by officers, directors, and affiliates.
Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30, 2026		Change
	2026	2025	Amount	%
Net cash provided by (used in) operating activities	$2,350,849	$(2,288,422)	$4,639,271	-203%
Net cash provided by (used in) investing activities	44,008	(92,791)	$136,799	NM
Net cash provided by (used in) financing activities	(414,475)	4,856,114	$(5,270,589)	-109%
Change in cash	$1,980,382	$2,474,901	$(494,519)	-20%
NM - Not Meaningful
Operating activities
Net cash provided by operating activities was $2,350,849 for the six months ended June 30, 2026, compared to $(2,288,422) net cash used in for the six months ended June 30, 2025. This increase in net cash provided by operating activities was primarily driven by a decrease in accounts receivable for the six months ended June 30, 2026 due to collections on existing business.
Investing activities
Net cash provided by investing activities was $44,008 for the six months ended June 30, 2026, compared to $(92,791) net cash used in for the six months ended June 30, 2025. The increase in net cash provided by investing activities was primarily due to the cash received from the sale of Mainnerve Federal Services, Inc. dba MFSI Government Group (“MFSI").
Financing activities
Net cash used in financing activities was $(414,475), for the six months ended June 30, 2026, compared to $4,856,114 net cash provided by financing activities for the six months ended June 30, 2025. The increase in net cash used in financing activities was primarily due to the pay off of the related party note payable as detailed in Note 6, "Notes Payable - Related Party" in this Quarterly Report on Form 10-Q, as compared to the proceeds from the issuance of common stock and warrants issued in the public offerings in 2025.

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
Recently Issued Accounting Standards
In September 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2025-06, which makes targeted updates to the accounting and disclosure requirements for internal-use software under Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). The standard becomes effective for the Company beginning in fiscal year 2029, including interim periods, and permits either prospective or retrospective adoption. We are currently assessing the impact on our financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose disaggregated information about specific categories of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) within relevant income statement expense captions, in interim and annual reporting periods. In January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. As clarified, the standard is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments may be applied either prospectively or retrospectively. We are currently assessing the impact on our financial statements and disclosures.
Other accounting standards updates adopted and/or issued, but not effective until after June 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
(b)Use of Proceeds from the Public Offering(s).
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarterly period ended June 30, 2026, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits
The documents listed in this Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.2	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

4.4	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	June 13, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Third Amended 2021 Stock Incentive Plan	S-8	333-284205	10.1	June 1, 2026

10.3+	Registrant’s 2025 Employee Stock Purchase Plan	S-8	333-284205	10.1	September 17, 2025

10.4+	Form of Stock Option Agreement	S-1	333-267249	10.1	September 02, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.9	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.10++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	February 28, 2025

10.11	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.12	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	March 18, 2025

10.13	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.14+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

10.15	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	June 13, 2025

10.16	Placement Agency Agreement dated June 12, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	June 13, 2025

10.17	Warrant Agency Agreement dated June 13, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	June 13, 2025

10.18++	Delivery Order N0042125F3003 under Contract No. N0017819D7718 effective February 27, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Pax River	10-K	001-41526	10.19	March 9, 2026

10.19++	Delivery Order N6833525F3003 under Contract No. N0017819D7718 effective September 18, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Lakehurst	10-K	001-41526	10.20	March 9, 2026

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: August 6, 2026	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)