Form 10-Q
period 2026-09-30
Castellum, Inc.
filed 2026-11-05
CIK 1877939

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2026
Common Stock, par value $0.0001 per share	95,023,801

CASTELLUM, INC.
FORM 10-Q
For the Quarter Ended September 30, 2026

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

Part I
Item 1. Unaudited Consolidated Financial Statements
Castellum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets:
Cash	$15,689,091	$14,884,778
Accounts receivable, net	8,844,455	8,180,180
Contract asset	—	568,705
Due from buyer	31,193	58,207
Prepaid income taxes	301,370	153,153
Prepaid expenses and other current assets	916,491	800,671
Total current assets	25,782,600	24,645,694
Fixed assets, net	199,255	231,136
Non-Current Assets:
Due from buyer, net of current portion	—	77,259
Right of use asset - operating lease	856,255	800,069
Investment in joint ventures/captive insurance entity	100,250	100,250
Intangible assets, net	4,457,964	5,371,602
Goodwill	10,676,834	10,676,834
Total non-current assets	16,290,558	17,257,150
Total Assets	$42,073,158	$41,902,844
Liabilities and Stockholders' Equity
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$1,967,558	$1,904,962
Accrued payroll and payroll related expenses	2,882,136	2,761,998
Current portion of lease liability – operating leases	360,963	270,868
Derivative liability	10,000	262,000
Notes payable, related party	—	400,000
Total current liabilities	5,220,657	5,599,828
Non-Current Liabilities
Lease liability – operating leases, net of current portion	516,967	550,219
Total non-current liabilities	516,967	550,219
Total Liabilities	$5,737,624	$6,150,047
Stockholders' Equity
Preferred stock, 50,000,000 shares authorized
Series A Preferred stock, par value $0.0001; 10,000,000 shares authorized; 5,875,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	588	588
Series C Preferred stock, par value $0.0001; 10,000,000 shares authorized; 570,000 and 570,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	57	57
Common stock, par value, $0.0001, 3,000,000,000 shares authorized, 94,931,286 and 94,612,750 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	9,493	9,461
Additional paid in capital	94,825,846	92,330,909
Accumulated deficit	(58,500,450)	(56,588,218)
Total stockholders' equity	36,335,534	35,752,797
Total Liabilities and Stockholders' Equity	$42,073,158	$41,902,844
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$14,701,288	$14,619,687	$42,857,925	$40,308,142

Cost of Revenues	9,401,065	9,129,119	27,776,062	25,202,512

Gross Profit	5,300,223	5,490,568	15,081,863	15,105,630

Operating Expenses
Indirect costs	2,515,529	2,195,712	7,375,784	6,797,986
Overhead	508,149	473,496	1,697,513	1,483,727
General and administrative	2,840,356	2,376,080	8,364,465	8,248,167
Total operating expenses	5,864,034	5,045,288	17,437,762	16,529,880

(Loss) Gain From Operations Before Other Income	(563,811)	445,280	(2,355,899)	(1,424,250)

Other Income (Expense)
Gain from change in fair value of derivative liability	—	18,000	252,000	535,000
Interest income (expense), net	106,933	58,838	312,777	(82,283)
Total other income (expense)	106,933	76,838	564,777	452,717

(Loss) Gain Before Income Taxes and Preferred Stock Dividends	(456,878)	522,118	(1,791,122)	(971,533)

Income tax benefit (expense)	2,974	(106,717)	(40,651)	(105,220)

Net (Loss) Gain	(453,904)	415,401	(1,831,773)	(1,076,753)
Less: preferred stock dividends	26,819	26,819	80,458	80,623
Net (Loss) Gain To Common Shareholders	$(480,723)	$388,582	$(1,912,231)	$(1,157,376)

Net (Loss) Gain Per Share - Basic And Diluted	$(0.01)	$—	$(0.02)	$(0.01)

Weighted Average Shares Outstanding - Basic And Diluted	94,835,826	89,765,186	94,716,340	87,053,046
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity
(Unaudited)

	Series A Preferred		Series B Preferred		Series C Preferred		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance - December 31, 2024	5,875,000	$588	—	$—	770,000	$77	77,076,129	$7,707	$74,256,138	$(54,082,484)	$20,182,026
Stock-based compensation - options	—	—	—	—	—	—	—	—	1,179,207	—	1,179,207
Stock options exercised	—	—	—	—	—	—	110,028	11	(11)	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,500,000	450	3,995,478	—	3,995,928
Warrants exercised	—	—	—	—	—	—	4,225,717	423	1,936,178	—	1,936,601
Preferred stock conversion to common stock	—	—	—	—	(200,000)	(20)	125,000	13	8	—	1
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,197,031)	(1,197,031)
Balance - March 31, 2025	5,875,000	$588	—	$—	570,000	$57	86,036,874	$8,604	$81,366,998	$(55,279,515)	$26,096,732
Stock-based compensation - options	—	—	—	—	—	—	—	—	640,021	—	640,021
Stock options exercised	—	—	—	—	—	—	—	—	—	—	—
Sale of common stock, net of filing fees	—	—	—	—	—	—	4,166,667	416	4,469,990	—	4,470,406
Warrants exercised	—	—	—	—	—	—	610,543	61	639,709	—	639,770
Balance sheet reclassification adjustment	—	—	—	—	—	—	—	—	274,500	—	274,500
Net loss for the period	—	—	—	—	—	—	—	—	—	(348,927)	(348,927)
Balance - June 30, 2025	5,875,000	$588	—	$—	570,000	$57	90,814,084	$9,081	$87,391,218	$(55,628,442)	$31,772,502
Stock-based compensation - options	—	—	—	—	—	—	—	—	284,116	—	284,116
Stock options exercised	—	—	—	—	—	—	125,000	13	26,488	—	26,501
Warrants exercised	—	—	—	—	—	—	3,673,666	367	4,256,744	—	4,257,111
Sale of common stock, net of filing fees	—	—	—	—	—	—	—	—	—	—	—
Net Income for the period	—	0	—	0	—	0	—	0	0	388,582	388,582
Balance - September 30, 2025	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$91,958,566	$(55,239,860)	$36,728,812

Balance - December 31, 2025	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$92,330,909	$(56,588,218)	$35,752,797
Stock-based compensation - options	—	—	—	—	—	—	—	—	767,937	—	767,937
Net loss for the period	—	—	—	—	—	—	—	—	—	(378,093)	(378,093)
Balance - March 31, 2026	5,875,000	$588	—	$—	570,000	$57	94,612,750	$9,461	$93,098,846	$(56,966,311)	$36,142,641
Stock-based compensation - options	—	—	—	—	—	—	—	—	756,383	—	756,383
Employee stock purchase plan	—	—	—	—	—	—	86,189	9	39,155	—	39,164
Net loss for the period	—	—	—	—	—	—	—	—	—	(1,053,416)	(1,053,416)
Balance - June 30, 2026	5,875,000	$588	—	$—	570,000	$57	94,698,939	$9,470	$93,894,384	$(58,019,727)	$35,884,772
Stock-based compensation - options									819,695		819,695
Employee stock purchase plan							82,347	8	59,282		59,290
Exercise of Stock options							150,000	15	52,485		52,500
Net loss for the period										(480,723)	(480,723)
Balance - September 30, 2026	5,875,000	$588	$—	$—	570,000	$57	94,931,286	$9,493	$94,825,846	$(58,500,450)	$36,335,534
See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(Unaudited)

	2026	2025
Cash Flow From Operating Activities
Net loss before preferred stock dividends	$(1,831,773)	$(1,076,753)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	972,739	1,124,503
Stock-based compensation	2,352,908	2,103,344
Lease cost	(56,186)	195,709
Change in fair value of derivative liability	(252,000)	(535,000)
Changes in assets and liabilities
Accounts receivable	(664,275)	(3,862,444)
Prepaid expenses and other current assets	(264,037)	(61,255)
Contract asset	568,705	(160,856)
Accounts payable and accrued expenses	182,734	1,177,114
Lease liability	56,842	(191,060)
Net cash provided by (used in) operating activities	1,065,657	(1,286,698)

Cash Flows From Investing Activities
Sale of subsidiary, cash received from buyer	104,273	67,463
Purchases of fixed assets	(27,221)	(141,924)
Investment in captive insurance entity/other investment	—	(250)
Net cash provided by (used in) investing activities	77,052	(74,711)

Cash Flows From Financing Activities
Payment of revolving line of credit	—	(1,999,944)
Settlement of stock compensation in cash	—	(128,207)
Payment of debt issuance costs	—	(12,844)
Proceeds from issuance of common stock, prefunded warrants and regular warrants, net of issuance costs	—	15,299,817
Proceeds from issuance of common stock under employee stock plans	89,562	—
Preferred stock dividend	(80,458)	(80,623)
Repayment of amounts due to seller	—	(180,000)
Proceeds from exercise of stock options	52,500	26,500
Repayment of convertible note payable - related party	(400,000)	—
Repayment of note payable	—	(6,000,000)
Net cash (used in) provided by financing activities	(338,396)	6,924,699

Net increase in cash	804,313	5,563,290

Cash - Beginning of Period	14,884,778	12,255,048

Cash - End of Period	$15,689,091	$17,818,338

Supplemental Disclosures
Cash paid for interest expense	$2,301	$397,185
Cash paid for income taxes	$188,868	$102,854

See notes to unaudited consolidated financial statements.

Castellum, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)
September 30, 2026 and 2025
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
The following table disaggregates the Company’s revenue by contract type for the nine months ended September 30:

	2026	2025
Revenue:
Time and material	$11,793,698	$13,186,406
Firm fixed price	746,251	2,045,890
Cost plus fixed fee	30,317,976	25,075,846
Total	$42,857,925	$40,308,142

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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270, reorganizes interim disclosure requirements, and adds a principle requiring disclosure of events since the most recent annual reporting period that have a material impact on the Company. The standard is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact on our interim financial statement disclosures.
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.

Note 3: Fixed Assets
Fixed assets consisted of the following as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Equipment and software	$384,380	$357,160
Furniture	43,119	43,119
Automobiles	56,020	56,020
Leasehold improvements	192,959	192,959
Total fixed assets	676,478	649,258
Accumulated depreciation	(477,223)	(418,122)
Fixed assets, net	$199,255	$231,136
Depreciation expense for the three and nine months ended September 30, 2026, was $18,857 and $59,102, respectively, and depreciation expense for the three and nine months ended September 30, 2025, was $18,753 and $57,892, respectively.
Note 4: Intangible Assets and Goodwill
Intangible assets consisted of the following as of September 30, 2026, and December 31, 2025:

		September 30, 2026	December 31, 2025
Customer relationships	4.5– 15 years	$11,613,000	$11,613,000
Tradename	15 years	783,000	783,000
Trademark	10-15 years	533,864	533,864
Backlog	2-5 years	3,210,000	3,210,000
Non-compete agreement	3-5 years	680,000	680,000
		16,819,864	16,819,864
Accumulated amortization		(12,361,900)	(11,448,262)
Intangible assets, net		$4,457,964	$5,371,602
The intangible assets with the exception of the trademarks were recorded as part of the acquisitions of Corvus, Merrison, SSI, LSG, and GTMR. Amortization expense for the three and nine months ended September 30, 2026 was $304,546 and $913,637, respectively, and amortization expense for the three and nine months ended September 30, 2025 was $355,537 and $1,066,611, respectively. The intangible assets are being amortized based on the estimated future lives as noted above.
Future amortization of the intangible assets for the next five years as of September 30 is as follows:

Remainder of the year ending December 31, 2026	$304,546
Year ending 2027	1,014,558
Year ending 2028	528,784
Year ending 2029	441,568
Year ending 2030	378,363
Year ending 2031 and thereafter	1,790,145
Total	$4,457,964

The goodwill rollforward for the nine months ended September 30, 2026, reflects no changes, as follows:

	Corvus	SSI	Total
December 31, 2025	$1,958,741	$8,718,093	$10,676,834

September 30, 2026	$1,958,741	$8,718,093	$10,676,834
When the Company acquires a controlling financial interest through a business combination, the Company uses the acquisition method of accounting to allocate the purchase consideration to the assets acquired and liabilities assumed, which are recorded at fair value. Any excess of purchase consideration over the net fair value of the net assets acquired is recognized as goodwill. There were no additions of goodwill for the nine months ended September 30, 2026.
Note 5: Notes Payable
All outstanding notes payable were repaid in full prior to December 31, 2025. Accordingly, there were no notes payable outstanding as of September 30, 2026 or December 31, 2025, and there was no notes payable activity during the nine months ended September 30, 2026.
Interest expense for the three and nine months ended September 30, 2026 was $— and $—, respectively, and $69,589 and $349,507 for the three and nine months ended September 30, 2025, respectively. There was no accrued interest on the notes payable as of September 30, 2026 and September 30, 2025.
Note 6: Note Payable – Related Party
The Company entered into a note payable with a related party in August 2021 with balances as of September 30, 2026 and December 31, 2025, as follows:

	September 30, 2026	December 31, 2025
Note payable at 5%, amended to mature on March 31, 2026	$—	$400,000

On February 11, 2026, the Company fully repaid the $400,000 note payable with the related party.
Interest expense for the three and nine months ended September 30, 2026 was $— and $2,301, respectively, compared to $5,041 and $14,959 for the three and nine months ended September 30, 2025, respectively.
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
Effective August 15, 2024, the Company amended the New Live Oak Revolver, requiring a $250,000 collateral account, increasing borrowing base reporting to twice monthly, and reducing borrowing capacity from $4,000,000 to $2,000,000. On February 13, 2025, the Company fully repaid the $1,999,944 balance plus interest, after which the line of credit was closed and the restricted cash released. No obligations remain under the facility as of September 30, 2026.
Interest expense for the nine months ended September 30, 2026 and 2025, was $— and $28,658, respectively.

Note 8: Stockholders’ Equity
Preferred Stock
The Company has 50,000,000 shares of preferred stock authorized. The Company has designated a Series A Preferred Stock, a Series B Preferred Stock, and a Series C Preferred Stock.
Series A Preferred Stock
The Company has designated 10,000,000 shares of Series A Preferred Stock, par value of $0.0001. As of September 30, 2026 and December 31, 2025, the Company has 5,875,000 shares of Series A Preferred Stock issued and outstanding, which is convertible into 587,500 shares of the Company's common stock.
For the nine months ended September 30, 2026 and 2025, the Company recognized $54,808 and $54,808, respectively, in Series A dividends, all of which have been paid as of September 30, 2026.
Series B Preferred Stock
The Company has designated 10,000,000 shares of Series B Preferred Stock, par value of $0.0001. As of September 30, 2026 and December 31, 2025, the Company has 0 shares of Series B Preferred Stock issued and outstanding.
Series C Preferred Stock
The Company has designated 10,000,000 shares of Series C Preferred Stock, par value of $0.0001. As of September 30, 2026, the Company has 570,000 shares of Series C Preferred Stock issued and outstanding, which is convertible into 356,250 shares of the Company's common stock. As of December 31, 2025, the Company had 570,000 shares of Series C Preferred Stock issued and outstanding.
For the nine months ended September 30, 2026 and 2025, the Company recognized $25,650 and $25,815 in Series C dividends, all of which have been paid as of September 30, 2026.
Common Stock
The Company has 3,000,000,000 shares of common stock, par value $0.0001 authorized. The Company has 94,931,286 and 94,612,750 shares issued and outstanding as of September 30, 2026, and December 31, 2025, respectively.
On September 17, 2025, the Company filed a registration statement on Form S-8 (File No. 333-290331) to register an aggregate of 3,000,000 shares of the Company's common stock to be issued pursuant to the Castellum, Inc. 2025 Employee Stock Purchase Plan ("ESPP"). The ESPP was adopted by the Company’s Board of Directors on March 11, 2025 and approved by the Company’s stockholders at the annual meeting held on May 28, 2025. The ESPP is a voluntary employee benefit program that permits eligible employees to contribute up to 5% of their eligible compensation through payroll deductions each pay period. Payroll deductions and purchases of Company common stock under the ESPP did not commence until 2026. Shares are purchased on behalf of participating employees on a quarterly basis at a price equal to 85% of the fair market value on the applicable purchase date. The ESPP is intended to provide employees with an opportunity to acquire an ownership interest in the Company and is not a component of executive compensation. During the nine months ended September 30, 2026, the Company issued 168,536 shares pursuant to the ESPP.

On June 1, 2026, the Company filed a registration statement on Form S-8 (File No.333-296389) to register an additional 4,000,000 shares of common stock for issuance under the Castellum, Inc. Third Amended 2021 Stock Incentive Plan. Following this filing, a total of 13,000,000 shares of common stock are registered and available for issuance under the plan.

On August 27, 2026, a former employee exercised stock options to purchase 150,000 shares of common stock at an exercise price of $0.35 per share. In connection with the exercise, 86,809 shares were withheld and sold to satisfy the exercise price, resulting in 63,191 shares of common stock being issued on a net basis.
Warrants
As of September 30, 2026, the Company had 5,653,981 warrants outstanding and exercisable, which were granted to officers, directors, and an investor of the Company between 2019 and 2023 and remain outstanding under their original terms. There was no warrant issuance, exercise, expiration, or cancellation activity during the nine months ended September 30, 2026.

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

The following table represents a summary of warrants for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Nine Months Ended September 30, 2026		Year Ended December 31, 2025
	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
Beginning balance	5,653,981	$2.05	8,744,698	$1.40

Granted	—	—	8,666,667	1.15
Exercised	—	—	(8,509,926)	0.83
Expired	—	—	(3,247,458)	1.08
Ending balance	5,653,981	$2.05	5,653,981	$2.05

Warrants exercisable	5,653,981		5,653,981
Intrinsic value of warrants	$—		$—
Weighted Average Remaining Contractual Life (Years)	2.37		3.12
Options
On November 9, 2021, the Company approved the 2021 Stock Incentive Plan ("Stock Incentive Plan") that authorized the Company to issue up to 2,500,000 shares of common stock. Prior to this date, the granting of options was not done pursuant to the terms of the Stock Incentive Plan. On November 9, 2023 the Board approved an amendment to the Stock Incentive Plan to increase the aggregate number of shares available for issuance from 2,500,000 to 6,000,000 (the "Amended Plan"), which was approved by the Company's shareholders at its annual meeting on May 29, 2024.
On March 11, 2025, the Board approved an amendment to the Amended Plan to further increase the aggregate number of shares available for issuance from 6,000,000 to 9,000,000 (the "Second Plan Amendment" and the "Second Amended Plan"), which was approved by the Company's stockholders at the Company's 2025 annual meeting of stockholders held on May 28, 2025. On March 6, 2026 the Board approved an additional amendment to the Second Amended Plan to increase the aggregate number of shares available for issuance by 4,000,000 shares (the "Third Plan Amendment" and the "Third Amended Plan"), resulting in an aggregate of 13,000,000 shares available for issuance under the Third Amended Plan, which was approved by the Company's stockholders at the Company's 2026 annual meeting of stockholders held on May 19, 2026. As of September 30, 2026, 8,986,130 stock options have been granted under the Third Amended Plan.
The following represents a summary of options granted under the terms of the Amended Plan and additional options granted outside of the Amended Plan, for the nine months ended September 30, 2026 and the year ended December 31, 2025:

	Number	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Weighted Average Fair Value
Outstanding December 31, 2025	13,352,500	$1.81	4.67	$2.64
Granted	773,630	0.73	0	0.52
Exercised	(150,000)	0.35	0	0.13
Forfeited	(290,000)	1.49	0	1.42
Outstanding September 30, 2026	13,686,130	$1.77	4.09	$2.60

As of September 30, 2026
Vested and exercisable	9,858,313	$1.89	3.70	$2.17
During the nine months ended September 30, 2026, the Company recognized $2,352,908 of noncash stock-based compensation related to the vesting of service-based stock options and the discount on the shares issued under the terms of the ESPP. 150,000 options were exercised during the nine months ended September 30, 2026.
The fair value of each option is estimated using the Black-Scholes valuation model. Changes to these inputs could produce a significantly higher or lower fair value measurement. 773,630 options were granted during the three months ended September 30, 2026. The following assumptions were used for the periods as follows:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Expected term	7 years	7 years
Expected volatility	71.74% – 172.22%	123.05% – 124.33%
Expected dividend yield	—	—
Risk-free interest rate	3.90% – 4.35%	3.90% - 4.14%
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
On September 11, 2024, the Company entered into a stock purchase agreement with Lead-Risk Millenia, LLC for the sale of its subsidiary, MFSI (the "MFSI Divestiture"). In connection with the MFSI Divestiture, Management estimated the present value of future consideration to be received, using a probability-weighted analysis to determine the amount of the receivable and applying a discount rate that captures the risks associated with the duration of the consideration. The Company determined that the significant inputs used to value the Anticipated Receivable fall within Level 3 of the fair value hierarchy. The balance of the Anticipated Receivable is reflected in Due from Buyer on the Consolidated Balance Sheets.
The following tables present the Company's financial instruments that are measured at fair value on a recurring basis:

	Fair Value Measurements at September 30, 2026
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$31,193	$31,193

2022 Crom Warrants	$—	$—	$10,000	$10,000

	Fair Value Measurements at December 31, 2025
	Level 1	Level 2	Level 3	Total
Anticipated Receivable	$—	$—	$135,466	$135,466

2022 Crom Warrants	$—	$—	$262,000	$262,000
Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of the 2022 Crom Warrants is estimated using a binomial valuation model. The following assumptions were used for the period as follows:

September 30, 2026
Expected term - warrants	0.51 years
Stock price as of measurement date	$0.63
Volatility (observed)	70.77%
Incremental discount	5.0%
Selected volatility – post haircut	65.8%
Risk-free interest rate	4.33%

Note 10: Defined Contribution Plan

The Company sponsors a qualified 401(k) plan that allows eligible employees to make contributions, subject to certain limitations. The Company provides a matching contribution of up to 4% of an employee's compensation. The aggregate 401(k) Plan employer match was $258,912 and $767,899 for the three and nine months ended September 30, 2026, respectively, as compared to $255,876 and $783,367 for the three and nine months ended September 30, 2025, respectively.

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
For the nine months ended September 30, 2026 and 2025, the Company had three customers (all parts of the U.S. Government) representing 80% and 72% of revenue earned, respectively. Any customer that represents 10% or greater of total revenue represents a risk. The Company also has three customers (all parts of the U.S. Government) that represent 73% and 65% of the total accounts receivable as of September 30, 2026, and December 31, 2025, respectively.
Note 12: Income Taxes
The Company's quarterly provision for income taxes is measured using an estimated annual effective tax rate adjusted for discrete items that occur within the quarter. The effective income tax rate was 0.7% and 20.4% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the effective tax for the three months ended September 30, 2026 was primarily due to the change in the valuation allowance, nondeductible stock compensation and state income taxes. The effective tax rate was (2.3)% and (10.8)% for the nine months ended September 30, 2026 and 2025, respectively. The increase in the effective tax rate was primarily due to the change in the valuation allowance, nondeductible stock compensation and state income taxes.
Note 13: Subsequent Events

Subsequent to September 30, 2026, and prior to the filing date of November 5, 2026, there were no subsequent events.

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
Business Overview

Castellum, Inc. is a defense tech services and solutions provider focused on leveraging the power of information technology to help solve the nation’s most pressing national security challenges. The Company provides clients in the United States (“U.S.") government (“USG”), financial services, legal, and other users of large data applications with services which include intelligence analysis, software development, software engineering, system modernization, program management, strategic and mission planning, information assurance, cybersecurity and policy support, data analytics, and model based systems engineering (“MBSE”). In addition to constantly innovating and enhancing our organic capabilities, Castellum is executing strategic acquisitions of technology, services, and/or solutions companies with businesses in the defense, federal civilian, and commercial markets that share our passionate commitment to U.S. national security and have a history of bringing exceptional value to their clients. The Company is actively working with business brokers and contacts within their business network to identify potential acquisitions.

Due to our success in completing seven acquisitions since 2019 and given our executive officers’ and key managers’ networks of contacts in the information technology ("IT"), telecom, cybersecurity, and defense sectors, we believe that we are well positioned to continue to execute our business strategy. Because of our executive officers’ and key managers’ prior experience growing businesses organically, we believe that we are well positioned to grow our existing business via internal growth as well. The Company has developed a qualified business opportunity (the “Opportunity Pipeline”). Although there can be no assurance that the Opportunity Pipeline can be converted to revenues, the Company believes that the total value of the Opportunity Pipeline to be approximately $1,662.5 million as of September 30, 2026. The Opportunity Pipeline represents the revenue opportunity for the Company from potential future contracts obtained through organic growth from qualified customers based on the expected base year contract value plus the value of all option periods.

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

•increasingly complex requirements and enforcement and reporting landscapes of the Department of Defense including cybersecurity, managing federal health care cost growth, competition, and focus on reforming existing government regulation of various sectors of the economy, such as financial regulation and healthcare; and

•further, in August 2026, the Small Business Administration (“SBA”) proposed revisions to its size standards which are intended to streamline the program but have the potential, if implemented, to reshape the small business landscape by significantly expanding eligibility for SBA programs. The impact of the aforementioned changes remains uncertain. The continued focus on removing barriers to new entrants and any related future legislation could reduce the likelihood of direct awards to some of the Company's larger competitors operating in the industry, while the new acquisition strategy and streamlined procurement processes have the potential to have positive impacts on our business.

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

On May 2, 2025, President Trump submitted the Government Fiscal Year 2026 ("GFY26") Presidential Budget Request ("PBR") to the U. S. Congress ("Congress"), holding defense spending flat at the Government Fiscal Year 2025 ("GFY25") enacted level of $893 billion. On July 4, 2025, President Trump signed the One Big Beautiful Bill Act ("OBBBA"), a reconciliation measure separate from standard government appropriations legislation that provides approximately $156 billion in additional defense funding above the PBR. These funds remain available in GFY26 and beyond regardless of whether normal appropriations or a CR is enacted, or even in the event of a government shutdown.

The U.S. Government entered a shutdown on October 1, 2025, which ended on November 12, 2025, when President Trump signed a CR restoring federal operations at GFY25 funding levels through January 30, 2026. Following the expiration of that CR, a partial shutdown occurred until February 3, 2026, when President Trump signed five of the six remaining GFY26 full-year appropriations bills along with a two-week CR for the Department of Homeland Security ("DHS"). The enacted defense appropriations bill provided full-year DoD funding of $838.7 billion. On February 14, 2026, DHS funding lapsed and the department entered a shutdown; on April 30, 2026, the President signed a bill ending the 75-day shutdown and funding most DHS operations through September 30, 2026, excluding funding for U.S. Immigration and Customs Enforcement ("ICE") and Border Security Operations. On June 10, 2026, the President signed a reconciliation bill providing the previously-excluded ICE and Border Security funding, completing the FY2026 appropriations cycle. As a result, all twelve regular FY2026 appropriations bills have now been enacted. The Company does not currently maintain contracts with DHS.

On September 2, 2026, the President signed the Continuing Appropriations and Extensions Act, 2027, providing temporary funding for covered federal agencies from October 1, 2026, through December 11, 2026, generally at GFY26 funding rates, subject to specified exceptions. Accordingly, GFY27 began under a continuing resolution rather than full-year appropriations. Further legislative action will be necessary to fund covered operations beyond December 11, 2026.

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

Basis of presentation
We have presented results of operations, including the related discussion and analysis, for the following periods:
•the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
•the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
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
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues	$14,701,288	$14,619,687	$81,601	1%
Cost of revenues	9,401,065	9,129,119	271,946	3%
Gross Profit	5,300,223	5,490,568	(190,345)	(3)%
Operating expenses:
Indirect costs	2,515,529	2,195,712	319,817	15%
Overhead	508,149	473,496	34,653	7%
General and administrative expenses	2,840,356	2,376,080	464,276	20%
Total operating expenses	5,864,034	5,045,288	818,746	16%
(Loss) gain from operations:	(563,811)	445,280	(1,009,091)	(227)%

Other income, net	106,933	76,838	30,095	39%

(Loss) gain before income taxes and preferred stock dividends	(456,878)	522,118	(978,996)	(188)%

Income tax benefit (expense)	2,974	(106,717)	109,691	(103)%
Preferred stock dividend	26,819	26,819	—	—%
Net (Loss) Gain	$(480,723)	$388,582	$(869,305)	(224)%

Revenue
Total revenue was $14,701,288 for the three months ended September 30, 2026 as compared to total revenue of $14,619,687 for the three months ended September 30, 2025, an increase of $81,601 or 1%. The increase was driven primarily by revenue under two contracts. The first is the five-and-one-half-year, $103.3 million contract awarded to the Company’s subsidiary Global Technology and Management Resources, Inc. (“GTMR”) for Special Missions Management of On-Site Services in support of the Naval Air Systems Command (“NAVAIR”) Program Office 290 (“PMA-290”) Special Missions. In August 2026, the contract was modified to increase its ceiling by $32.8 million, bringing the total ceiling to $136.2 million. The second is the five-year, $66.2 million full and open contract awarded in October 2025 to the Company’s subsidiary Specialty Systems, Inc. (“SSI”) for logistics, engineering, and cyber support services in support of the Naval Air Warfare Center Aircraft Division (“NAWCAD”) Lakehurst (“LKE”) Mission Operations & Integration (“MO&I”) Department. Ramp-up under the NAWCAD LKE MO&I contract remains in its early stages.
Cost of revenues
Total cost of revenues was $9,401,065 for the three months ended September 30, 2026 as compared to total cost of revenues of $9,129,119 for the three months ended September 30, 2025. The increase of $271,946, or 3%, was driven primarily by an increase in subcontractor costs, which typically carry a lower margin than direct labor, incurred on the NAVAIR PMA-290 Special Missions contract and on other large contracts.

Gross Profit
Total gross profit was $5,300,223 for the three months ended September 30, 2026 as compared to total gross profit of $5,490,568 for the three months ended September 30, 2025. The decrease of $(190,345), or (3)%, was driven primarily by the lower margin of increased subcontractor costs.
Operating expenses
Total operating expenses were $5,864,034 for the three months ended September 30, 2026 as compared to total operating expenses of $5,045,288 for the three months ended September 30, 2025. The increase of $818,746, or 16%, was primarily driven by an increase in fringe expenses, reflecting an increase in headcount for business development capabilities and an expected rise in health insurance costs, as well as higher outside consultant costs, including fees related to acquisition activities, investor relations, and increased stock-based compensation expense. The increase in stock-based compensation expense was primarily attributable to stock options granted to the management team in November 2025, as well as stock options granted to the Company's President and CEO, Glen R. Ives, on July 1, 2026, in connection with the extension of his employment agreement.
Other income (expense)
Total other income was $106,933 for the three months ended September 30, 2026 as compared to total other income of $76,838 for the three months ended September 30, 2025. The increase in other income of $30,095 or 39%, was primarily driven by the decrease in interest expense due to the overall reduction in debt.
Income tax benefit (expense)
Income tax benefit was $2,974 for the three months ended September 30, 2026, as compared to an expense of $(106,717) for the three months ended September 30, 2025. The increase in benefit of $109,691 or 103% was primarily related to the Company's change in taxable profits and state income taxes.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Revenues	$42,857,925	$40,308,142	$2,549,783	6%
Cost of revenues	27,776,062	25,202,512	2,573,550	10%
Gross Profit	15,081,863	15,105,630	(23,767)	—%
Operating expenses:
Indirect costs	7,375,784	6,797,986	577,798	8%
Overhead	1,697,513	1,483,727	213,786	14%
General and administrative expenses	8,364,465	8,248,167	116,298	1%
Total operating expenses	17,437,762	16,529,880	907,882	5%
Loss from operations:	(2,355,899)	(1,424,250)	(931,649)	65%

Other income, net	564,777	452,717	112,060	25%

Loss before income taxes and preferred stock dividends	(1,791,122)	(971,533)	(819,589)	84%

Income tax (expense) benefit	(40,651)	(105,220)	64,569	(61)%
Preferred stock dividend	80,458	80,623	(165)	—%
Net loss	$(1,912,231)	$(1,157,376)	$(754,855)	65%

Revenue
Total revenue was $42,857,925 for the nine months ended September 30, 2026 as compared to total revenue of $40,308,142 for the nine months ended September 30, 2025, an increase of $2,549,783 or 6%. The increase was driven primarily by the five-and-one-half-year, $103.3 million contract awarded to the Company’s subsidiary GTMR for Special Missions Management of On-Site Services in support of NAVAIR PMA-290 Special Missions. Revenue under this contract ramped up during 2025, and in August 2026 the contract ceiling was increased by $32.8 million to $136.2 million. The increase was also attributable to revenue under the five-year, $66.2 million full and open contract awarded in October 2025 to the Company’s subsidiary SSI for logistics, engineering, and cyber support services in support of the NAWCAD LKE MO&I Department. These increases were partially offset by lower revenue under certain Corvus subcontracts.
Cost of revenues
Total cost of revenues was $27,776,062 for the nine months ended September 30, 2026 as compared to total cost of revenues of $25,202,512 for the nine months ended September 30, 2025. The increase of $2,573,550, or 10%, is in line with the change in revenue noted above, driven by additional labor and subcontractor costs for the PMA-290 award, which typically carry a lower margin than direct labor.
Gross Profit
Total gross profit was $15,081,863 for the nine months ended September 30, 2026 as compared to total gross profit of $15,105,630 for the nine months ended September 30, 2025. The decrease of $(23,767), or 0%, was driven primarily by the lower margin of increased subcontractor costs.
Operating expenses
Total operating expenses were $17,437,762 for the nine months ended September 30, 2026 as compared to total operating expenses of $16,529,880 for the nine months ended September 30, 2025. The increase of $907,882, or 5%, was primarily driven by an increase in fringe expenses, reflecting an increase in headcount for business development capabilities and an expected rise in health insurance costs, as well as higher outside consultant costs, including fees related to acquisition activities, investor relations, and increased stock-based compensation expense, offset by lower amortization expenses.
Other income (expense)
Total other income was $564,777 for the nine months ended September 30, 2026 as compared to total other income of $452,717 for the nine months ended September 30, 2025. The increase in other income of $112,060 or 25%, was primarily driven by the decrease in interest expense due to the overall reduction in debt and the decrease in expense due to the reduction in the fair value of the derivative liability.
Income tax (expense) benefit
Income tax expense was $(40,651) for the nine months ended September 30, 2026, as compared to an expense of $(105,220) for the nine months ended September 30, 2025. The decrease in expense of $64,569 or (61)% was primarily related to the Company's change in taxable profits and state income taxes.

Contract backlog
We define backlog to include the following two components:

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

Our backlog excludes contracts that have been awarded but are currently under protest. It also excludes any potential future task orders under indefinite-delivery/indefinite-quantity contracts, except to the extent that task orders have already been awarded to us under those contracts.
Contract Backlog

Funded	$18,169,750
Unfunded	236,302,228
Total Scheduled Backlog	$254,471,978
Total backlog
Our total scheduled backlog consists of remaining performance obligations, certain orders under contracts for which the original period of performance has expired, unexercised option periods, and other unexercised or optional orders. As of September 30, 2026, our total backlog, including both funded and unfunded amounts and excluding unscheduled option orders, was $254,471,978. We expect to recognize approximately 25.0% of the remaining performance obligations within the next 12 months and approximately 51.0% cumulatively within the next 24 months, with the remainder recognized thereafter.
Our backlog includes orders under contracts that in some cases extend for several years. Although these contracts may call for performance over a number of years, Congress generally appropriates funds for our clients on an annual basis. As a result, contracts are typically only partially funded at any point during their term, and some or all of the work to be performed may remain unfunded unless and until Congress makes subsequent appropriations and the procuring agency allocates funding to the contract. As with all government contracts, there is no guarantee that our customers will receive future funding or exercise contract options in the out-years.
We cannot predict with certainty the portion of our backlog that will be recognized as revenue in any future period, and we cannot guarantee that we will recognize any revenue from our backlog. The primary risks that could affect our ability to recognize such revenue on a timely basis, or at all, include: program schedule changes, contract modifications, and our ability to assimilate and deploy new consulting staff against funded backlog; cost-cutting initiatives and other efforts to reduce U.S. Government (“USG”) spending, which could reduce or delay funding for orders for services; and delayed funding of our contracts resulting from delays in the completion of the USG budgeting process and the USG’s use of CRs to fund its operations.

The amount of our funded backlog is also subject to change due to, among other factors: changes in congressional appropriations reflecting shifts in USG policies or priorities resulting from military, political, economic, or international developments; changes in the USG contracting vehicles, and the provisions of those vehicles, used to procure our services; and adjustments to the scope of services under, or cancellation of, our contracts by the USG at any time.

In our recent experience, none of the following additional risks has had a material adverse effect on our ability to realize revenue from our backlog: the USG’s unilateral right to cancel multi-year contracts and related orders or to terminate existing contracts for convenience or default; in the case of unfunded backlog, the risk that funding will not be made available; and, in the case of priced options, the risk that our clients will not exercise those options.
In addition, our backlog includes orders under contracts for which the original period of performance has expired. We may not recognize revenue on the portion of funded backlog that includes such orders due to, among other reasons, the late submission of invoices by our subcontractors or the expiration of the underlying appropriated funds on a predetermined date, such as the end of the USG’s fiscal year.

We expect to recognize revenue from a substantial portion of our funded backlog within the next 24 months. However, given the uncertainties discussed above, we can give no assurance that we will convert our backlog into revenue in any particular period, if at all.
Liquidity and capital resources
Sources
We have historically sourced our liquidity requirements with cash flows from operations, borrowings under our previous credit facilities, and in October, 2022, with an equity issuance through the listing of our common stock on the NYSE American LLC. As of September 30, 2026, we had $15,689,091 of cash on hand.
We did not undertake any equity or debt transactions during the nine months ended September 30, 2026. Our liquidity during the current period has been funded entirely through cash flows generated from operations.
We believe our existing cash provided by our ongoing operations, together with funds available from the transactions noted above, will be sufficient to meet our working capital, capital expenditures, and cash needs for the next 12 months and beyond.
Uses
Management believes that cash flows from operating activities and existing cash on hand will be sufficient to meet our anticipated cash requirements for at least the next twelve months. Our primary uses of cash include:

•Compensation and employee-related costs, which represent the substantial majority of our operating expenses;
•Subcontractor and other direct contract costs;
•Working capital requirements to support organic revenue growth and new contract ramp-up;
•Strategic acquisitions, which we continue to evaluate as part of our growth strategy; and
•Capital expenditures, which have historically been minimal given the labor-intensive nature of our business.
Shares of our common stock included in our public float as of November 4, 2026 was 95,023,801 which excludes 1,402,592 shares held by officers, directors, and affiliates.

Cash flows
The following tables present a summary of cash flows from operating, investing, and financing activities for the following comparative periods.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,		Change
	2026	2025	Amount	%
Net cash provided by (used in) operating activities	$1,065,657	$(1,286,698)	$2,352,355	(183)%
Net cash provided by (used in) investing activities	77,052	(74,711)	$151,763	NM
Net cash provided by (used in) financing activities	(338,396)	6,924,699	$(7,263,095)	(105)%
Change in cash	$804,313	$5,563,290	$(4,758,977)	(86)%
NM - Not Meaningful
Operating activities
Net cash provided by operating activities was $1,065,657 for the nine months ended September 30, 2026, compared to $(1,286,698) net cash used in for the nine months ended September 30, 2025. This increase in net cash provided by operating activities was primarily driven by a smaller increase in accounts receivable for the nine months ended September 30, 2026 due to collections on existing business.
Investing activities
Net cash provided by investing activities was $77,052 for the nine months ended September 30, 2026, compared to $(74,711) net cash used in for the nine months ended September 30, 2025. The increase in net cash provided by investing activities was primarily due to the cash received from the sale of Mainnerve Federal Services, Inc. dba MFSI Government Group.
Financing activities
Net cash used in financing activities was $(338,396), for the nine months ended September 30, 2026, compared to $6,924,699 net cash provided by financing activities for the nine months ended September 30, 2025. The increase in net cash used in financing activities was primarily due to the pay off of the related party note payable as detailed in Note 6, "Notes Payable - Related Party" in this Quarterly Report on Form 10-Q, as compared to the proceeds from the issuance of common stock and warrants issued in the public offerings in 2025.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of Topic 270, reorganizes interim disclosure requirements, and adds a principle requiring disclosure of events since the most recent annual reporting period that have a material impact on the Company. The standard is effective for the Company for interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact on our interim financial statement disclosures.
Other accounting standards updates adopted and/or issued, but not effective until after September 30, 2026, are not expected to have a material effect on the Company’s consolidated financial position, annual results of operations, and/or cash flows.
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
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our CEO and CFO carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our CEO and CFO concluded that our disclosure controls and procedures (as defined in Rules 13a- 15 (e) and 15d-15 (e) under the Exchange Act) were effective as of September 30, 2026.

Changes in Internal Control over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the nine months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
In the course of conducting our business operations, we are exposed to a variety of risks. Any of the risk factors we described in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025 filed on March 9, 2026 have affected or could materially adversely affect our business, prospects, operating results, and financial condition. There have been no material changes to the risk factors disclosed in Part I, Item 1A, ‘Risk Factors,’ in our Annual Report on Form 10-K for the year ended December 31, 2025, except as set forth below:

Low Trading Price of Our Common Stock Could Result in Its Suspension or Delisting From the NYSE American.

Our common stock was approved for listing on the NYSE American and began trading on October 13, 2022. The NYSE American's continued listing standards permit the exchange, under certain circumstances, to require a company whose common stock has traded at a low price per share for a substantial period of time to effect a reverse stock split to increase its trading price. If a company fails to comply with such a requirement within the time prescribed by the exchange, its common stock may be subject to suspension or delisting. We have not received any notification from the NYSE American requiring us to effect a reverse stock split in connection with the trading price of our common stock, but we may receive such a notification in the future.

In addition, on August 14, 2026, the SEC approved a rule change to the NYSE American's continued listing standards that, effective July 1, 2027, will require the exchange to immediately suspend trading in, and commence delisting proceedings with respect to, a listed security if its closing price is below $0.25 per share on any trading day. Under this rule, a company will not be entitled to follow the compliance procedures under Section 1009 of the NYSE American Company Guide with respect to a failure to satisfy this minimum trading price requirement, although the company will retain the right to appeal a delisting decision.

The closing price of our common stock has remained above $0.25 per share since December 4, 2024. However, if the closing price of our common stock falls below $0.25 per share on any trading day on or after July 1, 2027, our common stock will be subject to immediate suspension and the commencement of delisting proceedings, without the benefit of the compliance procedures otherwise available under Section 1009 of the NYSE American Company Guide for this type of deficiency. We may be unable to prevent or mitigate a decline in the trading price of our common stock. Any suspension or delisting of our common stock could reduce its liquidity and market price, limit our ability to raise capital through equity financings, and impair our ability to attract and retain investors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)Recent Sales of Unregistered Securities.
The Company had no recent sales of unregistered securities.
(b)Use of Proceeds from the Public Offering(s).
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the quarterly period ended September 30, 2026, no directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.

Item 6. Exhibits
The documents listed in this Exhibit Index of this Quarterly Report on Form 10-Q are incorporated by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

			Incorporated by Reference
Exhibit Number		Form	File Number	Exhibit	Filing Date

2.1	Agreement and Plan of Merger dated August 12, 2021, by and among Registrant, KC Holdings Company, Inc., Specialty Systems, Inc., and the Stockholders named herein	S-1	333-267249	2.5	September 2, 2022

2.2	Agreement and Plan of Merger dated as of March 22, 2023 by and among Castellum, Inc., GTMR Merger Sub., Inc., Global Technology and Management Resources, Inc. (“GTMR”), the stockholders of GTMR, and James Morton, as the representative of the stockholders	8-K	001-41526	2.1	March 28, 2023

3.1	Amended and Restated Articles of Incorporation of Registrant	S-1	333-267249	3.1	September 2, 2022

3.2	Amended and Restated Bylaws of Registrant	S-1/A	333-267249	3.2	October 4, 2022

3.3	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	October 18, 2022

3.4	Certificate of Amendment to the Amended and Restated Articles of Incorporation of Registrant	8-K	001-41526	3.1	April 6, 2023

4.1	Form of Warrant to Purchase Common Stock of Registrant	S-1	333-267249	4.1	September 2, 2022

4.2	Common Stock Purchase Warrant dated April 4, 2022, by and between Registrant and Crom Cortana Fund LLC	S-1	333-267249	4.4	September 2, 2022

4.3	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	March 18, 2025

4.4	Form of Warrant to Purchase Common Stock of Registrant	8-K	001-41526	4.1	June 13, 2025

10.1	Business Acquisition Agreement dated February 11, 2022, by and between Registrant and Lexington Solutions Group, LLC	S-1	333-267249	10.8	September 2, 2022

10.2+	Registrant’s Third Amended 2021 Stock Incentive Plan	S-8	333-296389	10.1	June 1, 2026

10.3+	Registrant’s 2025 Employee Stock Purchase Plan	S-8	333-290331	10.1	September 17, 2025

10.4+	Form of Stock Option Agreement	S-1	333-267249	10.1	September 02, 2022

10.5+	Employment Agreement executed on March 22, 2023 by and between James Morton and Castellum, Inc.	8-K	001-41526	10.1	March 28, 2023

10.6+	Form of Restrictive Covenant Agreement, by and among ____, individually, in favor of and for the benefit of Global Technology and Management Resources, Inc. and Castellum, Inc.	8-K	001-41526	10.2	March 28, 2023

10.7+	Employment Agreement dated July 1, 2024 by and between the Registrant and Glen R. Ives	8-K	001-41526	10.1	July 3, 2024

10.8	Lease Agreement dated January 11, 2018, between LTD Realty Investment, IV, LP, and Specialty Systems, Inc.	S-1	333-267249	10.15	September 2, 2022

10.9	Form of Director Agreement	S-1	333-267249	10.16	September 2, 2022

10.10++	Contract No. N0017819D7718 effective January 2, 2019 between Global Technology Management Services, Inc. and SeaPort NxG	8-K	001-41526	10.25	February 28, 2025

10.11	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	March 18, 2025

10.12	Placement Agency Agreement dated March 16, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	March 18, 2025

10.13	Warrant Agent Agreement dated March 17, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	March 18, 2025

10.14+	Amendment dated April 3, 2025 to Employment Agreement dated July 1, 2024 with Glen R. Ives	8-K	001-41526	10.2	April 4, 2025

10.15	Form of Securities Purchase Agreement by and between Registrant and certain investors	8-K	001-41526	10.1	June 13, 2025

10.16	Placement Agency Agreement dated June 12, 2025 by and between Registrant and Maxim Group LLC	8-K	001-41526	10.2	June 13, 2025

10.17	Warrant Agency Agreement dated June 13, 2025 by and between Registrant and Nevada Agency and Transfer Company	8-K	001-41526	10.3	June 13, 2025

10.18++	Delivery Order N0042125F3003 under Contract No. N0017819D7718 effective February 27, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Pax River	10-K	001-41526	10.19	March 9, 2026

10.19++	Delivery Order N6833525F3003 under Contract No. N0017819D7718 effective September 18, 2025 between Global Technology and Management Resources, Inc. and NAVAIR Aircraft Division Lakehurst	10-K	001-41526	10.20	March 9, 2026

10.20+	Second Amendment dated July 1, 2026 to Employment Agreement dated July 1, 2024 by and between Registrant and Glen R. Ives	8-K	001-41526	10.1	July 1, 2026

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13(a)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Castellum, Inc.'s Quarterly Report on Form 10-Q for the year ended September 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)

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

Date: November 5, 2026	CASTELLUM, INC.

/s/ Glen R. Ives
Glen R. Ives
Chief Executive Officer (Principal Executive Officer)

/s/ David T. Bell
David T. Bell
Chief Financial Officer (Principal Financial Officer)